Form 10-Q
period 2013-06-30
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2013-08-29
CIK 1482080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-36021
____________________

CELLULAR DYNAMICS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)
____________________

Wisconsin	26-1737267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

525 Science Drive
Madison, Wisconsin 53711
(Address of principal executive offices and zip code)

(608) 310-5100
(Registrant’s telephone number, including area code)
____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one:)
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of August 27, 2013, there were 15,735,579 shares of the registrant's common stock outstanding.

Cellular Dynamics International, Inc.
Form 10-Q

Cellular Dynamics International, Inc.
Balance sheets
(Unaudited)
(Dollars in thousands, except per share amounts)	December 31, 2012	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$33,900	$33,539
Accounts receivable	2,658	2,153
Inventories	2,381	2,643
Prepaid expenses and other assets	662	2,288
Total current assets	39,601	40,623
Property and equipment, net	873	738
Goodwill	6,817	6,817
Intangible assets, net	4,195	4,178
Debt issuance costs, net	—	222
Other assets	10	10
Total	$51,496	$52,588

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,035	$1,685
Accrued liabilities	1,830	1,784
Deferred revenue	570	446
Current maturities of long-term debt	336	18
Total current liabilities	3,771	3,933
Long-term debt, less current portion	734	11,736
Warrants	—	261
Commitments and contingencies (Note 7)
Shareholders' equity:
Series A Convertible preferred stock, $0.01 par value — authorized, 28,413,291 shares at December 31, 2012 and at June 30, 2013 ; issued and outstanding, 2,914,187 shares at December 31, 2012 and at June 30, 2013	28,191	28,191
Series B Convertible preferred stock, $0.01 par value — authorized, 70,512,809 at December 31, 2012 and June 30, 2013; issued and outstanding, 7,232,092 at December 31, 2012 and June 30, 2013	91,413	91,413
Common stock, $0.0001 par value — authorized, 135,715,623 at December 31, 2012 and June 30, 2013; issued and outstanding, 1,733,651 shares at December 31, 2012 and 1,734,599 shares at June 30, 2013	—	—
Additional paid-in-capital	9,451	9,865
Accumulated deficit	(82,064)	(92,811)
Total shareholders' equity	46,991	36,658
Total	$51,496	$52,588

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2012	2013	2012	2013
Revenues:
Product sales	$1,174	$1,969	$1,817	$3,723
Collaborations, partnerships and other revenues	86	843	589	1,479
Total revenues	1,260	2,812	2,406	5,202

Costs and expenses:
Cost of product sales	418	676	561	1,253
Research and development	3,765	3,911	6,823	7,767
Sales and marketing	1,078	1,504	1,992	3,031
General and administrative	2,173	1,778	3,992	3,887
Total costs and expenses	7,434	7,869	13,368	15,938

Loss from operations	(6,174)	(5,057)	(10,962)	(10,736)

Other (expense) income:
Interest expense	(9)	(4)	(19)	(11)
Other income	—	—	1	—
Total other expense	(9)	(4)	(18)	(11)

Net loss	$(6,183)	$(5,061)	$(10,980)	$(10,747)

Net loss per share of common stock, basic and diluted	$(3.58)	$(2.92)	$(6.38)	$(6.20)
Shares used in computing net loss per share of common stock, basic and diluted	1,726,782	1,734,484	1,720,501	1,734,080

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of cash flows
(Unaudited)
	Six months ended
	June 30,
(Dollars in thousands)	2012	2013
Cash flows from operating activities:
Net loss	$(10,980)	$(10,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	599	428
Amortization of licenses, patents and other agreements	151	251
Stock-based compensation	531	407
Changes in operating assets and liabilities:
Accounts receivable	(117)	505
Inventories	(40)	(262)
Prepaid expenses and other current assets	(140)	77
Accounts payable	39	317
Accrued liabilities	283	(305)
Deferred revenue	(221)	(124)
Net cash used in operating activities	(9,895)	(9,453)

Cash flows from investing activities:
Purchases of property and equipment	(86)	(293)
Payments to acquire licenses	(335)	(234)
Net cash used in investing activities	(421)	(527)

Cash flows from financing activities:
Repayments of debt	(223)	(1,055)
Proceeds from debt	—	12,000
Payments of debt issuance costs	—	(163)
Proceeds from exercise of stock options	148	7
Proceeds from issuance of preferred stock	—	—
Payments of deferred offering costs	—	(1,170)
Net cash (used in) provided by financing activities	(75)	9,619
Net decrease in cash and cash equivalents	(10,391)	(361)

Cash and cash equivalents — Beginning of period	36,729	33,900

Cash and cash equivalents — End of period	$26,338	$33,539

Supplemental disclosure of cash flow information —
Cash paid for interest	$22	$12

Supplemental information on noncash activities:
Accrued interest converted to principal	$66	$—
Deferred offering costs not yet paid	—	533
Debt issuance costs not yet paid	—	59
See notes to financial statements.

Cellular Dynamics International, Inc.
Notes to financial statements
June 30,2013
(Unaudited)

1.	Description of business
Cellular Dynamics International, Inc. (the Company), was incorporated in Wisconsin in late 2007 under the name iPS Cells, Inc. (iPS). In July 2008, the Company acquired two companies—Cellular Dynamics International, Inc. (CDI) and Stem Cell Products, Inc. (SCP)—in a common stock merger transaction. Subsequent to the acquisitions, the combined entity was renamed Cellular Dynamics International, Inc.
The Company develops and manufactures fully functioning human cells in industrial quantities to precise specifications. Its proprietary iCell Operating System (iCell O/S) includes true human cells in multiple cell types (iCell products), human induced pluripotent stem cells (iPSCs) and custom iPSCs and iCell products (MyCell products). Its iCell O/S products provide standardized, easy-to-use, cost-effective access to the human cell, the smallest fully functioning operating unit of human biology. Customers use the Company's iCell O/S products, among other purposes, for drug discovery and screening; to test the safety and efficacy of their small molecule and biologic drug candidates; for stem cell banking; and in researching cellular therapeutics.
Basis of presentation – The unaudited interim financial statements have been prepared on the same basis as the annual consolidated statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for all interim periods presented herein. The financial data and the other information disclosed in these notes to the financial statements related to the interim periods are unaudited. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

On June 27, 2013, the Company’s Board of Directors authorized a 1 for 9.75 reverse split of its Series A preferred stock, Series B preferred stock and common stock which was effective July 9, 2013. These financial statements give retroactive effect to the stock split.

Use of estimates – The accompanying financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include primarily those required in the valuation of impairment analysis of inventory, patents, licenses, goodwill, intangible assets, property and equipment, revenue recognition and stock-based compensation. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the Company's financial position, results of operations or cash flows.
Significant accounting policies – There have been no material changes to the Company's significant accounting policies as compared to the significant accounting policies described in the Company's

Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 26, 2013.

2.    Supplemental financial information
Accounts receivable – The Company establishes an allowance for doubtful accounts based on a customer's ability and likelihood to pay. There was no allowance at either December 31, 2012 or June 30, 2013.
Inventories –
Inventories at December 31, 2012 and June 30, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	June 30, 2013

Raw materials	$1,032	$1,071
Work in process	145	407
Finished goods	1,204	1,165
Total	$2,381	$2,643

Property and equipment –
Property and equipment at December 31, 2012 and June 30, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	June 30, 2013

Leasehold improvements	$438	$438
Production and lab equipment	3,852	4,145
Office and computer equipment	475	475
	4,765	5,058
Less accumulated depreciation and amortization	(3,892)	(4,320)
Total	$873	$738

Goodwill – Goodwill is not amortized. The Company reviews goodwill for impairment annually during the fourth quarter or more often if conditions warrant. There was no change in goodwill for the six months ended June 30, 2013.

Accrued liabilities –
Accrued liabilities at December 31, 2012 and June 30, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	June 30, 2013

Accrued payroll, vacation and employee-related expenses	$741	$777
Accrued unbilled professional fees	315	402
Accrued royalties	500	324
Accrued quarterly consulting fees	76	76
Accrued incentives for sales staff	128	117
Other	70	88
Total	$1,830	$1,784
Deferred revenue – Deferred revenue represents payments received, but not yet earned. The entire balance of deferred revenue of $570,000 at December 31, 2012 related to a multiple element arrangement with Eli Lilly and Company (Lilly). As of June 30, 2013, $381,000 of the deferred revenue balance related to that arrangement.
Debt discounts – The Company recorded, as a discount to the notes issued under the Credit Agreement, see Note 4, the fair value of the warrants issued in connection with those notes. The debt discounts are amortized to interest expense over a period ending on the earlier of the maturity date of the notes or the date on which the notes are repaid.

Warrant liability – The warrants issued in connection with borrowings under the Credit Agreement, see Note 4, had a strike price that would have been adjusted if the Company had not completed its initial public offering prior to August 1, 2013. Due to the variability in exercise price, the warrants were accounted for as a liability as of June 30, 2013. The Company assesses the classification of its common stock purchase warrants at each reporting date to determine whether a change in classification between assets, liabilities and equity is required.

Net loss per share of common stock – The Company’s basic net loss per share of common stock is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by dividing the net loss by the weighted-average number of potential common shares outstanding for the period determined using the treasury-stock method. For purposes of this calculation, the following potential common shares were excluded because including them would have been anti-dilutive:

	June 30,
	2012	2013

Preferred series A	2,914,187	2,914,187
Preferred series B	5,572,000	7,232,092
Preferred series B warrants	—	28,406
Common stock warrants	8,208	8,208
Common stock options	1,519,459	1,614,025
	10,013,854	11,796,918

Comprehensive loss – Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.

Segment reporting – ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment. Disaggregation of the Company’s operating results is impracticable, because the Company’s research and development activities and its assets overlap, and management reviews its business as a single operating segment. Thus, discrete financial information is not available by more than one operating segment.
Product information – The following table provides Product sales revenue by product:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2013	2012	2013
iCell Cardiomyocytes	$585	$1,228	$1,054	$2,343
iCell Neurons	547	418	686	976
MyCell	—	170	—	170
Other	42	153	77	234
Total	$1,174	$1,969	$1,817	$3,723
Major customers – During the three and six month periods ended June 30, 2012 and 2013, the Company had several large biopharmaceutical customers that individually accounted for greater than 10% of its total revenue in one or more of the periods.
GlaxoSmithKline plc (GSK) and Merck & Co., Inc. accounted for 34% and 15%, respectively, of total revenue for the three months ended June 30, 2012.
Lilly and AstraZeneca UK Limited (AstraZeneca) accounted for 21% and 17%, respectively, of total revenue for the three months ended June 30, 2013. The revenue from Lilly includes $100,000 related to milestones achieved during the period.
GSK and Lilly accounted for 19% and 10%, respectively, of total revenue for the six months ended June 30, 2012.
Lilly and AstraZeneca accounted for 19% and 16%, respectively, of total revenue for the six months ended June 30, 2013.
As of June 30, 2013, receivables from Lilly and AstraZeneca accounted for 20% and 18%, respectively, of total accounts receivable.
Concentration of credit risk and other risks and uncertainties – As of June 30, 2013 the Company had $19.0 million invested in a 100% U.S. Treasury Securities Money Market Fund and $0.6 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The Company's remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that the Company is not exposed to any significant risk on these balances.
The Company is currently not profitable and no assurance can be provided that it will ever be profitable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, the validity of and continued access to its owned and licensed intellectual property, compliance with government regulations, uncertainty of widespread market acceptance of products and the need to obtain additional financing. The Company's products include materials subject to rapid technological change. Certain materials used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such materials cannot be accomplished quickly. While the Company has ongoing programs to minimize the adverse effect of such uncertainty, and the Company considers technological change in estimating allowances, uncertainty continues to exist.
Fair value of financial instruments – The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. As the debt transaction described in Note 4 occurred near the end of the period, the carrying values of long-term debt and the warrant liability as of June 30, 2013 are also approximately equal to their fair value.
ASC Topic 820, Fair Value Measurement, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include Level 1, defined as observable inputs, such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. The Company uses the market approach and Level 1 inputs to value its cash equivalents.
Recent accounting pronouncements – There are no recent accounting pronouncements that the Company has not yet adopted that are expected to have a material effect on its financial position, results of operations or cash flows.

3.	Intangible assets
Intangible assets and accumulated amortization balances at at December 31, 2012 and June 30, 2013, are as follows:

(Dollars in thousands)	December 31, 2012	June 30, 2013

Trade name	$13	$13
Licenses and patents	4,284	4,518
Non-competition agreement	571	571
	4,868	5,102
Less accumulated amortization:
Trade name	(13)	(13)
Licenses and patents	(434)	(627)
Non-competition agreement	(226)	(284)
	(673)	(924)
Total, net	$4,195	$4,178

Amortization expense was $67,000 and $126,000 for the three months ended June 30, 2012 and 2013 respectively; and $151,000 and $251,000 for the six months ended June 30, 2012 and 2013 respectively.

4.	Long-term debt
Long-term debt at December 31, 2012 and June 30, 2013, consists of the following:

(Dollars in thousands)	December 31, 2012	June 30, 2013

Term loan credit agreement, net of debt discount	$—	$11,736
Wisconsin Economic Development Corporation (WEDC) — CDI	377	—
WEDC — SCP	657	—
License agreements	34	18
Other	2	—
	1,070	11,754
Less current portion	(336)	(18)
Total	$734	$11,736

On June 27, 2013, the Company entered into a $20.0 million term loan credit agreement (the “Credit Agreement”) with Sixth Floor Investors LP, as administrative agent, and the other lenders party thereto (the “Lenders”). Under the Credit Agreement, on June 28, 2013, the Company borrowed $12.0 million (“Tranche 1”) and may borrow the remaining $8.0 million (“Tranche 2”) at any time until December 31, 2013, subject to the completion of a public equity offering of over $40.0 million (a “Qualifying Equity Offering”). The Company subsequently closed a Qualifying Equity Offering on July 30, 2013. The Company is not obligated to borrow the Tranche 2 funds. The term of the Credit Agreement is four years. Outstanding loans bear interest at 6.5% per annum plus the greater of 2% or one-month LIBOR. Interest payments will be made monthly in arrears. Principal will be payable in 30 monthly installments, beginning in February 2015. The Credit Agreement provides for an exit fee of 5.0% of the total amount borrowed under the facility, due upon final repayment; a 0.5% facility fee, which was paid upon execution of the Credit Agreement; a quarterly administrative fee of $2,500; and the reimbursement of certain fees and expenses of the Lenders. In the event of prepayment, other than regularly scheduled installments and mandatory prepayments, a premium of 1.0% to 3.0% of the then-outstanding balance, dependent upon the timing of the prepayment, would be incurred.
The Credit Agreement does not allow the Company to incur or permit to exist additional debt, except for liabilities arising with respect to customary indemnification contracts entered into in the ordinary course of business. The Company used a portion of the proceeds of the Tranche 1 loans to repay the remaining balances due to the Wisconsin Economic Development Corporation under the two existing promissory notes.
The Credit Agreement contains customary affirmative and negative covenants and events of default, but does not include financial covenants. The Credit Agreement could restrict the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, enter into transactions with affiliates and make investments. The Credit Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, defaults related to insolvency and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.
In connection with the Tranche 1 loans, the Lenders were issued detachable warrants to purchase shares of our Series B preferred stock. A total of 28,406 warrants were issued in respect of the Tranche 1 loans, each with an exercise price per share equal to the initial public offering ("IPO") price per share in the Company's initial public offering or $12.68 if an offering was not completed before August 1, 2013. As of the date of our IPO, the strike price was reduced to $12.00.

The number of warrants to be issued if the Company borrows the Tranche 2 funds will equal 3.0% of the Tranche 2 amount divided by the average 30-day closing price of its common stock. The warrants have a 10 year term. The warrants contain no mandatory redemption features and no repurchase obligations requiring the transferring of assets and, once issued, will relate to a fixed number of shares, except for customary anti-dilution adjustments.
The relative fair value of the warrants was estimated at $261,000 using the Black Scholes method and recorded as a debt discount against the notes.

5.	Shareholders' equity
On July 30, 2013, the Company closed its IPO of 3,846,000 shares of its common stock. The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering to the Company were $46.2 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $40.8 million.
Immediately prior to the consummation of the IPO, all outstanding shares of Series A and Series B preferred stock were converted into shares of common stock on a one-for-one basis, and warrants to purchase Series B preferred stock were converted into warrants to purchase shares of common stock on a one-for-one basis. In addition, in connection with the IPO, warrants to purchase 8,208 shares of common stock were exercised at a strike price of $0.10.

6.	Stock options and restricted common stock
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of highly subjective assumptions. The expected term is based on the simplified method as prescribed by Staff Accounting Bulletin ("SAB") No. 107 and SAB No. 110. The risk-free interest rate assumptions were based on the U.S. Treasury bond rates appropriate for the expected term in effect at the time of grant. The expected volatility is based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development. The forfeiture rates were based on historical experience for similar classes of employees. The dividend yield was based on expected dividends at the time of grant. The determinations of fair values were based on, among other things, valuation analyses, review of historical financial results, business milestones, financial forecasts and business outlook as of the transaction dates. Total enterprise value ranges and the total equity value ranges were estimated utilizing both the income approach and the market approach guidelines.
The number of shares available for grant under the Company's 2008 Equity Incentive Plan, as amended (the "Plan") follows:

Shares
Available for grant — December 31, 2012	413,688
Forfeitures	2,901
Available for grant — June 30, 2013	416,589

A summary of option activity under the Plan as of June 30, 2013 and changes during the period then ended were as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding — December 31, 2012	1,617,875	$8.39	7.63
Exercised	(949)
Forfeited	(2,901)
Outstanding — June 30, 2013	1,614,025	$8.36	7.13

Vested as of June 30, 2013	1,170,634	$7.27	6.67

Vested or expected to vest as of June 30, 2013	1,605,299	$8.34	7.12

Exercisable as of June 30, 2013	1,614,025	$8.36	7.13

At June 30, 2013, the total compensation cost not yet recognized, excluding options issued in exchange for certain licenses and agreements, that related to nonvested awards was $1.3 million, which was expected to be recognized over a weighted-average period of 1.16 years.

7.    Commitments and contingencies
Operating leases – Future minimum lease payments at June 30, 2013, under operating leases with initial or remaining terms in excess of one year were as follows (dollars in thousands):

Years ending December 31,
2013 (remaining)	$324
2014	460
2015	450
2016	457
2017	471
Thereafter	485
$2,647

Contingencies – From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts were accrued at December 31, 2012 or June 30, 2013.

8.	Related-party transactions
Robert J. Palay, a director and the Company's Chairman of the Board and Chief Executive Officer, and Dr. Thomas M. Palay, a director and the Company's Vice Chairman of the Board and President, directly or indirectly manage and control shareholder entities which collectively beneficially owned 56% of the Company's outstanding stock as of June 30, 2013.
The Company has consulting agreements with scientific advisors who are also shareholders. The total expense recorded to general and administrative expenses for these agreements was $76,000 for both the three months ended June 30, 2012 and 2013 and $151,000 for both the six months ended June 30, 2012 and 2013.
See Note 4 regarding the Credit Agreement. As of June 30, 2013 Sixth Floor beneficially owned 17% of the Company's outstanding stock.
Certain of the Company's existing shareholders and certain affiliates of the Company, certain existing shareholders and the Company's directors and certain directors, officers, employees, business associates and certain other persons purchased an aggregate of $8.6 million in shares of common stock in the IPO at the initial public offering price of $12.00 per share.

9.	Subsequent events
The Company's board of directors adopted and its shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), under which the Company approved option grants to its directors and executive officers. The 2013 Plan and these option grants became effective on the closing of the IPO. As of that same date, the Company discontinued the granting of options under the 2008 Equity Incentive Plan.

******

Item 2. Management's discussion and analysis of financial condition and results of operations
You should read the following discussion of our financial condition and results of operations in conjunction with the condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 26, 2013.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in Part II Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context requires otherwise, the words “Cellular Dynamics,” “CDI,” “we,” the “Company,” “us” and “our” in this document refer to Cellular Dynamics International, Inc.

Overview
We develop and manufacture fully functioning human cells in industrial quantities to precise specifications. Our proprietary iCell Operating System (iCell O/S) includes true human cells in multiple cell types (iCell products), human induced pluripotent stem cells (iPSCs) and custom iPSCs and iCell products (MyCell products). Our iCell O/S products provide standardized, easy-to-use, cost-effective access to the human cell, the smallest fully functioning operating unit of human biology. Customers use our iCell O/S products, among other purposes, for drug discovery and screening; to test the safety and efficacy of their small molecule and biologic drug candidates; for stem cell banking; and in researching cellular therapeutics.
We market our products for use in in vitro research and development as well as applied product testing, stem cell banking and in vivo cellular therapeutics research. Our customers include biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, clinical research organizations and stem cell banks. In 2012, we sold our products to 18 of the top 20 biopharmaceutical companies (based on worldwide revenue).

For the six months ended June 30, 2013 our total revenue was $5.2 million, an increase of 116% over the corresponding period in 2012. iCell product sales increased 105% from $1.8 million in the six months ended June 30, 2012 to $3.7 million for the six months ended June 30, 2013. Collaborations, partnerships and other revenues increased 151% from $589,000 for the six months ended June 30, 2012 to $1.5 million for the six months ended June 30, 2013.
We find it useful, due to the early-stage of our company, to also compare revenue information for the trailing twelve months. As of June 30, 2012 trailing twelve month revenue was $3.8 million. For the twelve months ended December 31, 2012 that figure grew to $6.6 million and for the twelve months ended June 30, 2013 it has grown to $9.4 million. This growth has been driven by both increases in the number of our customers and increases in revenue from our top customers.
During the twelve months ended June 30, 2012, 91 customers purchased from us. This number increased to 128 customers who purchased from us in 2012. During the trailing twelve months ended June 30, 2013, 136 customers purchased from us.
Average revenue for our top 10 customers increased from $270,000 for the twelve months ended June 30, 2012 to $445,000 for the year ended December 31, 2012 and to $626,000 for the trailing twelve months ended June 30, 2013.
We intend to achieve profitability as a result of ongoing sales growth in excess of the growth in our operating expenses. Considered in the aggregate, our total operating expenses (excluding cost of product sales) grew 15% from the six months ended June 30, 2012 to the six months ended June 30, 2013. This compares favorably to our revenue growth rate of 116% over this same period.
As of June 30, 2013, we had $33.5 million of cash and cash equivalents. As of July 31, 2013, following the closing of our IPO, we had $74.2 million of cash and cash equivalents.

Results of operations

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2013	2012	2013

Revenues:
Product sales	$1,174	$1,969	$1,817	$3,723
Collaborations, partnerships and other revenues	86	843	589	1,479
Total revenues	1,260	2,812	2,406	5,202

Costs and expenses:
Cost of product sales	418	676	561	1,253
Research and development	3,765	3,911	6,823	7,767
Sales and marketing	1,078	1,504	1,992	3,031
General and administrative	2,173	1,778	3,992	3,887
Total costs and expenses	7,434	7,869	13,368	15,938

Loss from operations	(6,174)	(5,057)	(10,962)	(10,736)

Other (expense) income:
Interest expense	(9)	(4)	(19)	(11)
Other income	0	0	1	0
Total other expense	(9)	(4)	(18)	(11)

Net loss	$(6,183)	$(5,061)	$(10,980)	$(10,747)

Comparison of the three and six months ended June 30, 2012 and June 30, 2013
Product sales:
Product sales represent the sale of iCell O/S products for which there is a well-defined manufacturing and quality review protocol. Products so characterized are produced within our manufacturing organization and are subject to a rigorous set of quality control metrics and other industrial controls. Our products are typically priced by the unit, and revenue is recognized upon delivery of the units.

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Product sales	$1,174	$1,969	$795	68%	$1,817	$3,723	$1,906	105%
Percentage of total revenue	93%	70%			76%	72%
The following table provides product sales revenue by product:

(Dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	6/30/2012	6/30/2013	6/30/2012	6/30/2013
iCell Cardiomyocytes	$585	$1,228	$1,054	$2,343
iCell Neurons	547	418	686	976
MyCell	—	170	—	170
Other	42	153	77	234
Total	$1,174	$1,969	$1,817	$3,723
The growth in product sales for the three and six months ended June 30, 2013 from the same periods of the prior year is primarily attributable to an increase in unit volume sales of our iCell Cardiomyocytes. Our weighted average prices for iCell products increased 3% over the three month period and 4% over the six month period.
During the three months ended June 30, 2013, we recorded the sales of MyCell products within Product sales, reflecting our judgment that delivery of this product now met the criteria for such reporting.
Collaborations, partnerships and other revenues:
Collaborations, partnerships and other revenues consist of fees earned under early access and technology license arrangements, services rendered under experimental work plans, grants and milestone payments received under license and collaboration agreements. Many of these agreements are characterized as multiple-element arrangements. Under this caption, we also report revenue associated with the sale of differentiated cells which we have not yet chosen to characterize as product sales.

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Collaborations, partnerships and other	$86	$843	$757	880%	$589	$1,479	$890	151%
Percentage of total revenue	7%	30%			24%	28%
The increases in revenue from collaborations, partnerships and other revenues for the three and six month periods was driven by activity on the research components of our Center of Excellence

Agreements with Eli Lilly and Company (Lilly) and AstraZeneca UK Limited (AstraZeneca), neither of which generated revenues until the latter half of 2012. For the three and six months ended June 30, 2013 we recognized $442,000 and $681,000 of revenue on the Lilly agreement, including $100,000 of milestones achieved in the three and six months ended June 30, 2013. For those same periods, we recognized $175,000 and $341,000 of revenue on the AstraZeneca agreement.
Our revenues also included $200,000 for both the six months ended June 30, 2012 and the six months ended June 30, 2013 relating to a grant awarded by the National Institute of Health – National Heart Lung and Blood Institute (NHLBI) to the Medical College of Wisconsin (MCOW) involving the derivation and use of iPS-derived cardiomyocytes. The first two phases of this grant were completed as of June 2013. The third phase, representing approximately $2.7 million of the grant, is expected to begin in the latter half of 2013 and continue until the end of the project period in 2016.
Cost of product sales:
Cost of product sales includes: (i) salaries and related personnel expenses of production related activity, including stock-based compensation; (ii) material, royalties and shipping and handling; and (iii) infrastructure and overhead. Cost of product sales also includes costs associated with quality assurance, scrap and production variances. Cost of product sales includes the costs associated with the sale of products which we report as product sales. The costs associated with revenue from collaborations, partnerships and other revenues are included in research and development expenses.
We believe that the difference between product sales and cost of product sales (gross margin from product sales) is an important measurement of our performance.  Our gross margin from product sales is likely to vary from period to period because of changes in product costs, product pricing and product mix.  Product costs will fluctuate due to: (i) reductions in material costs as products are produced in higher volume;  (ii) cost variances in material, labor and overhead attributable to the natural volatility of yield in biological manufacturing processes; (iii) systematic improvements in yield from increased scale and improving methods within our manufacturing processes; and (iv) technical innovation leading to product obsolescence.  Gross margin may also be impacted by pricing pressure from competitors entering our market and by sales and promotion activities. Lastly, our product mix in each reporting period will impact our product gross margin.  Our costs and pricing currently varies across our product portfolio. And, in addition, our future product portfolio will include new products the costs and pricing which as of now are unknown.

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Cost of product sales	$418	$676	$258	62%	$561	$1,253	$692	123%
Gross margin of product sales	64%	66%			69%	66%
The gross margin of product sales in the six months ended June 30, 2012 reflected costs for certain batches of iCell Cardiomyocytes whose manufacturing yields exceeded historical results. Our gross margin of product sales for the other periods presented is more comparable to our pattern of gross margins over the past year (excluding the $413,000 write-off in the fourth quarter of 2012 related to specific units no longer held for sale).
Royalty expense related to product sales totaled $147,000 or 12% of product sales for the three months ended June 30, 2012 and $221,000 or 11% of product sales for the three months ended June 30, 2013; and $261,000 or 14% of product sales for the six months ended June 30, 2012 and $420,000 or 11% of product sales for the six months ended June 30, 2013. The decrease in royalties as a percentage of product sales reflects the generally lower royalty obligation on our current portfolio of iCell products including a lower royalty obligation on our currently marketed version of iCell Cardiomyocytes.

Research and development:
Research and development expenses include: (i) lab supplies, chemical reagents and finished goods internally consumed; (ii) salaries and related personnel expenses, including stock-based compensation, related to our research and development staffing; (iii) allocated and direct overhead and facilities expenses; and (iv) minimum royalties, royalties related to collaborations, partnerships and other revenues, amortization of licenses and other license maintenance fees. Costs associated with delivering revenue identified as collaborations, partnerships and other revenues are expensed as research and development costs. We do not track research and development expenses by individual product, nor do we capitalize any research and development expenses.

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Research and development	$3,765	$3,911	$146	4%	$6,823	$7,767	$944	14%
Percentage of total revenue	299%	139%			284%	149%
Ending headcount					57	61
Materials and supplies expenses accounted for the increase in research and development for both the periods presented above. These expenses were $1.8 million or 48% of total research and development spending in the three months ended June 30, 2012 compared to $2.1 million or 54% for the current period. For the six months ended June 30, 2012 materials and supplies totaled $3.2 million or 46% of total research and development compared to $4.2 million or 54% in the current six month period. Following the three months ended March 31, 2012, quarterly material and supplies expenses have been relatively consistent, between $1.8 million and $2.1 million, over the past five quarters.
Compensation and benefits increased by $23,000 from the three months ended June 30, 2012 to the current three month period and were 33% of total research and development for the three months ended June 30, 2012, compared to 32% for the three months ended June 30, 2013. The increase in compensation and benefits for the six month periods was $47,000. Compensation and benefits were 36% and 32% of total research and development during the six months ended June 30, 2012 and 2013.
Research and development compensation and benefits included $28,000 of stock compensation in both three month periods; and $58,000 and $59,000 for the six month periods ended June 30, 2012 and 2013.
Overhead and facilities expenses as a percentage of research and development expenses were 12% for the three months ended June 30, 2012 and 8% for the three months ended June 30, 2013; and 12% and 9% for the three and six months ended June 30, 2012 and 2013.
During the three months ended June 30, 2012, we paid a $190,000 minimum royalty. The absence of such a payment in the current year was partially offset by increases in license amortization of $59,000 for the three months ended June 30, 2013 and $100,000 for the six months ended June 30, 2013.
We expect, in the latter half of 2013, to begin incurring costs related to the additional staff, facilities and operations necessary to complete the work specified by the grant from the California Institute of Regenerative Medicine (CIRM) announced in March 2013. Other than the growth in expenses related to the CIRM award, we expect to incur only modest increases in research and development expenditures for the remainder of 2013 as we pursue the planned new products, progress on workplans associated with current and new collaborations, support and upgrade our current cell types and continue additional research initiatives.
Sales and marketing:
Our sales and marketing expenses include: (i) salaries, commissions and related personnel expenses, including stock-based compensation, related to our sales, marketing and technical support and training staff; (ii) marketing programs, trade shows and associated professional fees; (iii) travel, lodging and other out-of-pocket expenses associated with our commercial activity; and (iv) other related overhead.

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Sales and marketing	$1,078	$1,504	$426	40%	$1,992	$3,031	$1,039	52%
Percentage of total revenue	86%	53%			83%	58%
Ending headcount					18	26
The increases in sales and marketing expense are primarily related to the growth in our sales staff. Compensation and benefits accounted for 53% of sales and marketing expenses in both of the prior year periods and increased to 58% in both of the current periods. Variable compensation to our field sales force also increased $24,000 for the current three month period and $111,000 for the current six month period. Advertising, public relations and tradeshows increased $37,000 for the three month period and $140,000 for the six month period.
Stock compensation included in sales and marketing expenses amounted to $24,000 and $39,000 for the three months ended June 30, 2012 and 2013; and $48,000 and $78,000 for the six months ended June 30, 2012 and 2013.
We continue to anticipate growth in sales and marketing staff related expenses and other sales expenses as we pursue the planned activity and growth initiatives of 2013.
General and administrative:
Our general and administrative expenses include: (i) salaries and related personnel expenses, including stock-based compensation, related to our executive, finance, human resource and information technology staffing; (ii) audit, legal, valuation and other professional services fees; and (iii) unallocated occupancy expenses. General and administrative includes the compensation of all executives other than the Chief Commercial Officer, whose compensation is included in sales and marketing.

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
General and administrative	$2,173	$1,778	$(395)	(18)%	$3,992	$3,887	$(105)	(3)%
Percentage of total revenue	172%	63%			166%	75%
Ending headcount					12	13
The three month and six month decreases in general and administrative expenses are due to both a decrease in professional fees and a decrease in stock compensation from the same periods a year ago.

The decline in professional fees related to expenses in the first half of 2012 for defense of our intellectual property portfolio and for preparation for a potential financing.
Stock compensation included in general and administrative expenses amounted to $206,000 and $135,000 for the three months ended June 30, 2012 and 2013; and $419,000 and $262,000 for the six months ended June 30, 2012 and 2013.
During the six months ended June 30, 2013, we also had $90,000 of rent expense for the new facility in California that will be utilized for work performed under the recently announced grant from CIRM announced in March 2013. When the work on that award commences, the majority of these rent costs, as well as the rent for any additional space, will be allocated primarily to research and development.
Due to the completion of our IPO and to stock option grants in July 2013, we anticipate the remaining quarters of 2013 will have increased general and administrative expenses from the three months ended June 30, 2013. The increases will result from stock compensation, investor relations, legal compliance, insurance, listing fees and other costs associated with being a publicly traded company. We also anticipate modest growth in staffing to support our overall expansion.

Liquidity and capital resources
Overview
As of July 31, 2013, following the closing of our IPO, we had $74.2 million of cash and cash equivalents. Our company is not profitable and we cannot provide any assurance that we will ever be profitable. As of June 30, 2013 we have an accumulated deficit of $92.8 million. We believe that our cash and cash equivalents, in addition to the proceeds of our IPO, should be sufficient to satisfy our operating and investing needs through the next 24 months.
We intend to use our cash and cash equivalents to fund ongoing operations; research and product development activities; sales and marketing activities, including expansion of our sales force, to support the ongoing commercialization of our products; to acquire property, plant and equipment, including the build out of our laboratory in California, and intellectual property; and for working capital and other general corporate purposes. We may also use a portion of our assets to acquire and invest in complementary products, technologies, businesses or other assets; however, we currently have no agreements or commitments to complete any such transaction.
We may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing and distribution capabilities, the cost and timing of establishing additional technical support capabilities, the effect of competing technological and market developments and the extent to which we acquire or invest in businesses, products and technologies.

The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30,
(Dollars in thousands)	2012	2013
Operating activities	$(9,895)	$(9,453)
Investing activities	(421)	(527)
Financing activities	(75)	9,619
Decrease in cash and cash equivalents	$(10,391)	$(361)
Operating activities
Our cash used in operating activities principally reflects our net losses of $11.0 million for the six months ended June 30, 2012 and $10.7 million for the six months ended June 30, 2013. The collection of receivables in early 2013 partially offset operating losses for those months.
Investing activities
Investing activities include expenditures for licenses and fixed assets. We continue to actively pursue additional licenses and other intellectual property as required to support new product development. The amounts and timing of such expenditures is uncertain.
In 2010, we purchased $1.5 million of property and equipment, primarily to equip labs at our Madison, Wisconsin location. Those purchases satisfied most of our infrastructure needs for 2011 and 2012 and, as such, property and equipment purchases in the first six months of 2012 amounted to just $86,000. During the six months ended June 30, 2013, purchases of production laboratory equipment amounted to $223,000 of the $293,000 in total additions.
During the six months ended June 30, 2012 and 2013, we paid $335,000 and $234,000, respectively to acquire additional licenses.
We anticipate our current production facilities will be sufficient for 2013 iCell O/S activity, but we have signed a lease for a small production facility in California. A California presence allows us to better serve the needs of future customers, including CIRM and those receiving funding from CIRM. Capital expenditures related to the CIRM award are expected to be incurred in the second half of 2013 and into the first quarter of 2014.
Financing activities
On June 27, 2013, we entered into the Credit Agreement, which provides for an aggregate amount of term loans equal to $20.0 million. Under the Credit Agreement, on June 28, 2013, we borrowed $12.0 million under Tranche 1 and may borrow $8.0 million under Tranche 2 at any time until December 31, 2013. We are not obligated to borrow the Tranche 2 funds. In connection with the initial borrowing, we incurred $222,000 of debt issuance costs.
We used a portion of the proceeds of the Tranche 1 loans to repay the remaining balances, approximately $875,000, due to the Wisconsin Economic Development Corporation under two existing promissory notes. Please see Note 4 to the financial statements for additional information regarding the credit agreement.
Interest expense recognized on the various components of the initial $12.0 million of term loans will amount to approximately $700,000 for the remainder of 2013 and approximately $1.4 million in 2014. Actual cash paid will be approximately $530,000 for the remainder of 2013 and $1.0 million in 2014.

Off-balance sheet arrangements
We did not have any off balance sheet arrangements as of December 31, 2012 or June 30, 2013.

Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Contractual obligations and commitments
A summary of our contractual obligations and commitments as of June 30, 2013 follows:

		Less than 1			More than 5
(Dollars in thousands)	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt(1)	$15,563	$1,064	$8,547	$5,952	$—
Operating lease obligations	2,647	560	1,367	720	—
Purchase order and capital expenditure commitments	883	883	—	—	—
Total	$19,093	$2,507	$9,914	$6,672	$—

(1) Includes interest payments.
The lease for our Madison, Wisconsin offices expires in December 2018. The lease for our Novato, California facility expires in September 2013, but is expected to be renewed for an additional term of four years. The table above reflects the payments on the Novato, California facility lease only through September 2013.
We have entered into various license agreements under which we pay annual maintenance fees, nonrefundable license issuance fees and royalties as a percentage of net sales for the sale or sub-license of products using the licensed technology. If we elect to maintain these license agreements, we will pay, in aggregate, minimum annual fees of approximately $435,000 per year until 2027. Maintenance fees, including fees to defend the licenses, are indeterminate, but will continue for the remainder of the license term.
Future payments related to these license agreements have not been included in the contractual obligations table above as the period of time over which the future license payments will be required to be made, and the amount of such payments are indeterminable.
Critical accounting policies, significant judgments and estimates
Our financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, common stock valuation, income taxes, inventory valuation and goodwill have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission on July 26, 2013.

Recent accounting pronouncements
There are no recent accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Item 3. Quantitative and qualitative disclosures about market risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes.
Foreign currency exchange risk
All cash and cash equivalents are maintained in U.S. dollars, and, to date, our revenue, including transactions with our Japanese distributor, has been denominated in U.S. dollars. Our expenses are typically incurred in the United States, although we have sales and marketing employees located in the United Kingdom whose salaries and activities are paid in the local currency. The account used for these foreign activities is funded on a periodic basis. The value of activity in this arrangement is not considered significant compared to overall sales and marketing activity. However, if funded in a similar manner, future foreign sales and marketing efforts may result in additional exchange risk.
Interest rate sensitivity
Cash and cash equivalents are held for working capital purposes. As of June 30, 2013 we had $19.0 million invested in a 100% U.S. Treasury Securities Money Market Fund and $0.6 million in a U.S. Government Money Market Fund. The proceeds from the IPO have been invested in similar instruments. An investment in a money market fund is not insured or guaranteed. The remaining cash was on deposit with a major financial institution. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk on these balances. We do not rely on interest received from these balances to fund our operations and do not believe that a change in interest rates would have a material impact on our financial condition.
Outstanding balances under the Credit Agreement bear interest at 6.5% per annum plus the greater of 2% or one month LIBOR. Currently, one-month LIBOR is below the 2% floor, therefore, we do not believe that near term changes in LIBOR would have a material impact on our financial condition.

Fair value of financial instruments
The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to us for debt with similar terms and lenders, the carrying value of our long-term debt is also approximately equal to its fair value.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other information
Item 1. Legal proceedings
We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to our ordinary course of business.

Item 1A. Risk factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks related to our business and strategy
We have a limited operating history and have incurred significant losses since inception that we expect to continue for the foreseeable future.
We have a limited operating history and have incurred significant and increasing losses in each fiscal year since our inception, including net losses of $21.3 million and $22.3 million during 2011 and 2012, respectively. We incurred net losses of $11.0 million and $10.7 million during the six months ended June 30, 2012 and 2013, respectively. As of June 30, 2013, we had an accumulated deficit of $92.8 million. These losses have resulted principally from costs incurred in our research and development programs and from our sales and marketing and general and administrative expenses. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and product development and significant expansion of our sales and marketing activities. Additionally, we expect that our general and administrative expenses will increase due to the additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.
Our success depends, in part, on our ability to develop and market products that are recognized and accepted as reproducing rather than approximating the operation of the fully functioning human cell. "Fully functioning" means that a cell functions much like a human cell of the same type in specified ways that are relevant to the product's intended uses. Most of our customers already use long-established models for research and testing in their laboratories and may be reluctant to replace those models. Market acceptance of our products will depend on many factors, including the price of our products relative to alternative models and our ability to convince potential customers that our products are an attractive alternative to existing models. Compared to most competing models, use of functional human cells in testing and research is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our products, our customers will need to devote significant time, effort and resources to testing and validating our cells. Further, we devote significant time, effort and resources to train and assist new and potential customers in becoming familiar with and adopting our products. Any failure of our products to meet customer benchmarks could result in customers choosing to retain their existing research and testing models or to purchase cells other than ours.
In addition, our customers have published and intend to publish the results of their experiments in scientific journals. Therefore, it is important that our products be perceived as reproducing the operation of the fully functioning human cell by the scientific and medical research community. Many factors influence the perception of our cells, including their use by leading biopharmaceutical companies and research groups and the publication of their results in well regarded journals. Historically, a significant part of our sales and marketing efforts have been directed at convincing industry leaders of the advantages of our products and encouraging such leaders to publish or present the results of their evaluation of our cells. If we are unable to continue to induce leading researchers to use our cells or if such researchers are unable to achieve and publish or present significant experimental results using our cells, acceptance and adoption of our cells will be slowed.
Our financial results may vary significantly from quarter-to-quarter due to a number of factors, which may lead to volatility in our stock price.
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in demand for our products; changes in customer budget cycles; variations in customer purchasing strategies including bulk purchases; tendencies among some customers to defer purchase decisions to the end of a quarter or end of a year; changes in our pricing and sales policies or the pricing and sales policies of our competitors; timing of revenue recognition, which may be based on a variety of factors including milestone achievements and progress against experimental work plans; our ability to achieve milestones, progress against experimental work plans and meet other benchmarks under contracts with our customers; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to obtain in a timely manner adequate quantities of the components used in our products; product mix; new product introductions and enhancements by us and by our competitors; and unanticipated increases in costs or expenses. Between the first quarter of 2011 and the second quarter of 2013, we experienced percentage changes in consecutive quarterly revenues ranging from a decline of 22% to an increase of 139% as a result of one or more of the factors described above. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. Any failure to adjust spending quickly enough to compensate for a revenue shortfall or decision not to do so could magnify the adverse impact of such revenue shortfall on our results of operations.
Our revenue depends on production of a small group of products.
We generate revenue from sales of our proprietary products, which we call the iCell Operating System (iCell O/S), consisting of the iCell products currently being marketed and sold, together with our MyCell products and media and reprogramming kits. We also generate revenue under collaboration agreements with our customers, which includes revenue from the sale of new products under development. There is no assurance that we will generate revenues from these products, or any products under development, in the future. Our success is highly dependent on market acceptance of our products, which is uncertain. Because we are dependent on a small group of products, factors such as changes in customer preferences and specifications and general market conditions in our industry may have a significant impact on us. If the demand for our products fails to grow, develops more slowly than expected, decreases in response to customer preferences or new specifications we are unable to satisfy or becomes saturated with competing products, then our business, financial condition and results of operation will be materially adversely affected.

We currently rely on a relatively small number of customers to produce a significant amount of our total revenue.
During 2011 and 2012, three of our large biopharmaceutical customers individually accounted for greater than 10% of our total revenue in one or both years. Eli Lilly and Company (Lilly) accounted for 10% of total revenue in 2011 and 18% of total revenue in 2012. Hoffmann-La Roche Inc. accounted for 13% of total revenue in 2011 and GlaxoSmithKline plc accounted for 11% of our total revenue in 2012. During the six months ended June 30, 2013, Lilly accounted for 19% and AstraZeneca UK Limited (AstraZeneca) accounted for 16% of total revenue. Typically our customers, including those above, purchase our products pursuant to purchase orders, or purchase under contracts for specified periods of time and which may be terminated by our customer. A portion of the revenues attributable to Lilly during the periods described above were pursuant to minimum purchase requirements. If we lose one or more of our significant customers or any of our significant customers experiences financial difficulty, then our business and results of operations could be materially adversely affected.
Our future success is dependent upon our ability to expand our customer base and introduce new products.
Our customer base is primarily composed of biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, clinical research organizations and stem cell banks that use our products to perform analyses for research and commercial purposes. Our success will depend in part upon our ability to increase our sales to these core customers, attract additional customers outside of these markets and market new products to existing and new customers as we develop such products. Attracting new customers and introducing new products requires substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with our iCell O/S. Any failure to expand sales to our existing customer base, attract new customers or launch new products would adversely affect our ability to increase our revenues.
Our sales cycles are lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.
The lengthy and variable sales cycles for our iCell O/S products make it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period.
Due in part to the novelty of our products and the implications for established research and testing models, potential customers for our products typically need to commit significant time and resources to evaluate our technology, and their decision to purchase our products may be further limited by budgetary constraints and several layers of internal review and approval, which are beyond our control. In addition, the novelty and complexity of our products often require us to spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and benchmarking our products against other available research and testing models. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for a purchase can be lengthy. As a result of these factors, our sales cycle has varied widely and, in certain instances, has been longer than 12 months. The complexity and variability of our sales cycle has made it difficult for us to accurately project quarterly and annual revenues, and we have frequently failed to meet our internal quarterly and annual projections. We expect that our sales will continue to fluctuate on a quarterly basis and that our financial results for some periods may be below those projected by securities analysts. Such fluctuations could have a material adverse effect on our business and on the price of our common stock.
New market opportunities may not develop as quickly as we expect.
The application of human cell biology to drug and chemical safety and toxicology, drug discovery and disease research, cell therapy and stem cell banking are new market opportunities. We believe these opportunities will take several years to develop or mature, and we cannot be certain that these market opportunities will develop as we expect. Although we believe that there will be applications of our technologies in these markets, there can be no certainty of the technical or commercial success our technologies will achieve in such markets. Our success in these markets may depend to a large extent on our ability to successfully demonstrate the efficacy of our products relative to existing research and testing models.

We may decide to invest in new products for which there proves to be no demand.
To remain competitive and increase revenue, we must retain, increase and engage our customer base, which will depend heavily upon our ability to create successful, new products, both independently and in conjunction with third parties. We may introduce new and unproven products, including products with which we have little or no prior experience. If new or enhanced products fail to prove useful to customers or if we misinterpret trends, underestimate development costs and/or pursue the wrong products, we may fail to generate sufficient revenue, operating margin or other value to justify our investments, and our business may be adversely affected.
Our research and product development efforts may not result in commercially viable products within the timeline anticipated, if at all.
We intend to devote significant personnel and financial resources to research and development activities designed to expand our iCell O/S. Our technology is new and complex and the time and resources necessary to develop new cell types are difficult to predict in advance. For example, one of our iCell products was in development for approximately 15 months whereas other products have been in development for two or more years. In the past, product development projects have been significantly delayed when we encountered unanticipated difficulties in differentiating iPSCs into new cell types. We may have similar delays in the future, and we may not obtain any benefits from our research and development activities. Any delay or failure by us to develop new products would have a substantial adverse effect on our business and results of operations.
Our products may not be meaningfully more predictive of the behavior of a human cell than existing products.
Our products may fail to provide a meaningful difference over existing or new models in predicting the behavior of the human cell in drug discovery, research and other applications and, as a result, may not meaningfully displace such models. Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business.
If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.
We are engaged in activities in the life sciences field, which is characterized by rapid technological changes, frequent new product introductions, changing customer needs and preferences, emerging competition, evolving industry standards and strong price competition. If we fail to anticipate or respond adequately to technological developments, demand for our products will not grow and may decline, and our business, revenue, financial condition and operating results could suffer materially. We cannot assure you that research and discoveries by other companies will not render our existing or potential products uneconomical or result in products superior to those we develop. We also cannot assure you that any technologies or products that we develop will be preferred to any existing or newly developed technologies or products.
We anticipate that we will face increased competition in the future as existing companies and competitors develop new or improved products and as new companies enter the market with new technologies. Competitors may have significant financial, manufacturing, sales and marketing resources and may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, our competitors may enter into collaborative relationships with our current or potential customers that may provide those competitors with access to greater financial and development resources than we have and opportunities to establish market leading positions. In light of these advantages, even if our technology is more effective than the product offerings of our competitors, current or potential customers might accept competitive products or develop their own products in lieu of purchasing our products. We may not be able to compete effectively against these organizations. Increased competition is likely to result in pricing pressures, which could harm our sales, profitability or market share. Our failure to compete effectively could materially and adversely affect our business, financial condition and results of operations.

We have limited experience in marketing, selling and distributing our products, and we need to expand our direct sales and marketing force and distribution capabilities for our products to gain market acceptance.
We have limited experience in marketing, selling and distributing our products. Our iCell Cardiomyocytes, iCell Endothelial Cells and iCell Neurons were first launched as products in December 2009, September 2011 and December 2011, respectively, and in 2012 we began selling iCell Hepatocytes under early access agreements to research collaborators. Our MyCell product was first offered for sale in June 2012. We may not be able to market, sell and distribute our products effectively enough to support our planned growth.
We sell our products primarily through our own sales force and through a distributor in Japan. Our future sales will depend in large part on our ability to develop and substantially expand our direct sales force and to increase the scope of our marketing efforts. Our products are technically complex and used for highly specialized applications. As a result, we believe it is necessary to develop a direct sales force with specific scientific backgrounds and expertise and a marketing group with technical sophistication. Competition for such employees is intense. We may not be able to attract and retain personnel or be able to build an efficient and effective sales and marketing force, which could negatively impact sales of our products, and reduce our revenues and profitability.
In addition, we may enlist one or more sales representatives and distributors to assist with sales, distribution and customer support globally or in certain regions of the world. If we do seek to enter into such arrangements, we may not be successful in attracting desirable sales representatives and distributors, or we may not be able to enter into such arrangements on favorable terms. If our sales and marketing efforts, or those of any third-party sales representatives and distributors, are not successful, our products may not gain market acceptance, which would materially impact our business operations.
We may experience difficulty in manufacturing our products.
Manufacturing iPSCs and the differentiation of iPSCs into cell types are technically complex processes. We have developed protocols for the manufacture of iPSCs and differentiated cell types. We may encounter difficulties in manufacturing iPSCs from particular donor samples or differentiated cell types from particular iPSCs, even when following these protocols. These difficulties may result in delays in production and customer fulfillment, loss of revenue and reputational harm.
Due to heavy reliance on manufacturing and related operations to produce, package and distribute our products, our business could be adversely affected by disruptions of these operations.
We rely upon our manufacturing operations to produce products accounting for substantially all of our sales. Our quality control, packaging and distribution operations support all of our sales. Any significant disruption of those operations for any reason, such as labor unrest, power interruptions, fire or other events beyond our control, could adversely affect our sales and customer relationships and, therefore, adversely affect our business. While insurance coverage may reimburse us, in whole or in part, for profits lost from such disruptions, our ability to provide these products in the longer term may affect our sales growth expectations and results.
If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.
We depend on information systems to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. Our systems could be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

Our business depends on research and development spending levels of biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, clinical research organizations and stem cell banks, and any reduction in such spending could limit our ability to sell our products.
We expect that our revenue in the foreseeable future will be derived primarily from sales of our iCell O/S products to biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, clinical research organizations and stem cell banks in the United States, Europe and Japan. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our iCell O/S products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in expenditures by these customers may result in lower than expected sales of our iCell O/S products. These reductions and delays may result from factors that are not within our control, such as:

•	changes in economic conditions;

•	changes in government programs that provide funding to research institutions and companies;

•	changes in the regulatory environment affecting biopharmaceutical companies engaged in research and commercial activities;

•	differences in budget cycles across various governmental entities and industries;

•	market-driven pressures on companies to consolidate operations and reduce costs;

•	mergers and acquisitions in the biopharmaceutical and life sciences industries; and

•	other factors affecting research and development spending.

Any decrease in our customers' budgets or expenditures or in the size, scope or frequency of operating expenditures as a result of the foregoing or other factors could materially and adversely affect our operations or financial condition.
Some of our programs are partially supported by government grants, which may be reduced, withdrawn or delayed.
We have received and may continue to receive funds under research and economic development programs funded by state and federal governmental agencies. Funding by these governments may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive funds under existing or future grants because of budgeting constraints of the agency administering the program. A restriction on the government funding available to us would reduce the resources that we would be able to devote to existing and future research and development efforts. Such a reduction could delay the introduction of new products and hurt our competitive position.
We may rely on strategic collaborations for research and development and commercialization purposes.
We have entered into and may continue to enter into strategic collaborations, which we sometimes refer to as center of excellence agreements, with biopharmaceutical companies, academic institutions and life science research institutions. For example, in 2012, we entered into two center of excellence agreements with pharmaceutical companies. If any of our strategic collaboration participants were to change their business strategies or development priorities, or encounter research and development obstacles, they may no longer be willing or able to participate in such strategic collaborations, which could have a material adverse effect on our product development. In addition, we may not control the strategic collaborations in which we participate. We may be required to relinquish or license important rights, including intellectual property rights, and relinquish or share control over the development of the products during the collaboration, or otherwise be subject to terms unfavorable to us.

Our center of excellence agreements are subject to numerous conditions, contingencies, development challenges, milestones, indemnification obligations, termination rights and default provisions. There can be no assurance that these collaborations will lead to technology or products, that such technology or products will receive market acceptance, that we will realize any material revenue or other benefits from these collaborations or that the benefits will exceed our costs.
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk.
On June 27, 2013, we entered into the Credit Agreement and, on June 28, 2013, we incurred $12.0 million of loans under Tranche 1. We may borrow the remaining $8.0 million of additional loans under Tranche 2 at any time until December 31, 2013. The indebtedness incurred in connection with the Credit Agreement is secured by a security interest in our assets, other than intellectual property. This indebtedness would be senior to the common stock in the event of our liquidation or the winding up of our business and affairs. We are obligated to make cash payments of interest on that indebtedness. We will also be obligated to make principal payments starting on February 15, 2015.
Our indebtedness could have important consequences, including:

•
requiring a portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	increasing our vulnerability to general economic, industry and competitive conditions;

•	increasing our cost of borrowing;

•	exposing us to the risk of increased interest rates;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may not be as highly leveraged.

In addition, Sixth Floor Investors LP, Tactics II-CDI Series B Investors, LLC, Tactics II-CDI Series B Investors II, LLC, Tactics II-CDI Series B Investors III, LLC and Nicholas J. Seay are each Lenders under the Credit Agreement. In the event of our liquidation or the winding up of our business and affairs, Sixth Floor Investors LP, Tactics II-CDI Series B Investors, LLC, Tactics II-CDI Series B Investors II, LLC, Tactics II-CDI Series B Investors III, LLC and Nicholas J. Seay would all rank senior to our other creditors and our shareholders with respect to the loans made under the Credit Agreement and the subject assets.

Our future capital needs are uncertain and we may need to raise additional funds in the future.
We believe that the net proceeds from our initial public offering (IPO), together with our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 24 months. However, we may need to raise substantial additional capital to:

•	expand the commercialization of our products;

•	fund our operations; and

•	further our research and development.
Our future funding requirements will depend on many factors, including:

•	market acceptance of our products;

•	the cost of our research and development activities;

•	the cost of acquiring and maintaining the intellectual property necessary to preserve our freedom to operate in the stem cell industry;

•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights;

•	the cost and timing of regulatory clearances or approvals, if any;

•	the cost and timing of establishing additional sales, marketing and distribution capabilities;

•	the cost and timing of establishing additional technical support capabilities;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Under our Credit Agreement, we are generally restricted from incurring additional debt, and any addiditional debt would therefore require an amendment to our Credit Agreement. We cannot assure you that we would be able to obtain an amendment on acceptable terms, if at all. Even if we are able to obtain an amendment to our Credit Agreement, such additional debt financing may not be available on acceptable terms, or may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or to our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our research and development programs.
If we do not have, or are not able to obtain, sufficient funds, we may have to delay research and development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our operating results.
If we cannot provide quality technical support, we could lose customers and our operating results could suffer.
The adoption of our products by our customers and ongoing customer support can be complex. Accordingly, we need highly trained technical support personnel. Hiring technical support personnel is very competitive in our industry due to the limited number of people available with the necessary scientific background and ability to understand our products at a technical level. To effectively support potential new customers and the expanding needs of current customers, we will need to substantially expand our technical support staff. If we are unable to attract, train or retain the number of highly qualified technical services personnel that our business needs, our business and prospects will suffer.

If we are unable to recruit and retain key executives and highly skilled employees, we may be unable to achieve our goals.
Our performance is substantially dependent on the performance of our senior management. We do not maintain fixed term employment contracts with any of our employees. The loss of the services of any member of our senior management might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management's attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business. We do not maintain significant key man life insurance on any of our employees.
In addition, our research and product development efforts could be delayed or curtailed if we are unable to attract, train and retain highly skilled employees, particularly senior scientists. To expand our research and product development efforts, we need additional people skilled in areas such as molecular and cellular biology and manufacturing. Competition for these people is intense. Because of the complex and technical nature of our system and the dynamic market in which we compete, any failure to attract and retain a sufficient number of qualified employees could materially harm our ability to develop and commercialize our technology.
Adverse conditions in the global economy and disruption of financial markets may significantly harm our revenue, profitability and results of operations.
The global economy has been experiencing a significant economic downturn, and global credit and capital markets have experienced substantial volatility and disruption. Volatility and disruption of financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life science research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.
Our business is subject to complex and evolving laws and regulations regarding privacy and informed consent matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, increased cost of operations or otherwise harm our company.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including obligations to seek informed consent from donors for the use of their blood and other tissue as well as state and federal laws that protect the privacy of donors. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. When we engage in business in markets in countries other than the United States, we may become subject to foreign laws and regulations relating to human subjects research and other laws and regulations that are often more restrictive than those in the United States. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. These laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

Our business in markets outside of the United States may become subject to political, economic, legal and social risks, which could adversely affect our business.
For the year ended December 31, 2012, 34% of our revenues were generated outside of the United States. When we engage in business in countries other than the United States, we may become subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We may also experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside of the United States would be subject to political, economic and social uncertainties including, among others:

•	changes and limits in import and export controls;

•	increases in custom duties and tariffs;

•	changes in currency exchange rates;

•	economic and political instability;

•	changes in government regulations and laws;

•	absence in some jurisdictions of effective laws to protect our intellectual property rights; and

•	currency transfer and other restrictions and regulations that may limit our ability to sell certain products or repatriate profits to the United States.
Any changes related to these and other factors could adversely affect our business in markets outside of the United States.
Demand for our technology could be reduced by legal, social and ethical concerns surrounding the manufacture of biological materials and use of genetic information.
Our products involve the use and manipulation of tissue and genetic information from humans. Our products and the information derived from our products could be used in a variety of applications, which may have underlying legal, social and ethical concerns, including the genetic engineering or modification of human cells, testing for genetic predisposition for certain medical conditions and stem cell banking. Governmental authorities could, for safety, social or other purposes, call for limits on or impose regulations on the use of genetic testing or the manufacture or use of certain biological materials. Such concerns or governmental restrictions could limit the use of our products, which could have a material adverse effect on our business, financial condition and results of operations.
Our products, although not currently subject to regulation by the U.S. Food and Drug Administration or other regulatory agencies as biological products or drugs, could become subject to regulation in the future.
Our products are currently labeled and sold to biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, medical research organizations and stem cell banks for research purposes only, and not therapeutic procedures. As research use only products, they are not subject to regulation as biological products or drugs by the U.S. Food and Drug Administration (FDA) or comparable agencies of other countries. However, if we change the labeling of our products in the future to include therapeutic applications, our products or related applications could be subject to the FDA's pre- and post-market regulations. For example, if we wish to label and market our products for use in performing cell therapy or regenerative medicine, such as tissue engineering or organ replacement, we would first need to obtain FDA premarket clearance or approval. Obtaining FDA clearance or approval can be expensive and uncertain, generally takes several months to years to obtain, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses that we believe are important or commercially attractive.

Finally, we may be required to proactively achieve compliance with certain FDA regulations as part of our contracts with customers or as part of our collaborations with third parties. In addition, we may voluntarily seek to conform our manufacturing operations to the FDA's current good manufacturing practices for biological and drug products, known as the Quality System Regulation (QSR) or FDA's Good Tissue Practices for human cell and tissue-based products. The QSR is a complex regulatory scheme that governs the methods and documentation covering the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of products. The FDA enforces the QSR through periodic unannounced inspections of registered manufacturing facilities. The failure to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of manufacturing operations, a product recall, civil or criminal penalties or other sanctions, which could in turn cause our sales and business to suffer. FDA's Good Tissue Practices create regulatory requirements for establishments that manufacture human cells, tissues and cellular and tissue-based products (HCT/Ps) and to establish donor-eligibility, current good tissue practice and other procedures to prevent the introduction, transmission and spread of communicable diseases by HCT/Ps. The FDA has the authority to inspect such establishments and take enforcement action including ordering a manufacturing stoppage if it finds sufficient regulatory violations.
Bacterial or viral contamination of our production suites may damage our reputation and otherwise harm our business.
Laboratories that work with human tissue are subject to bacterial or viral contamination. If our procedures for preventing this type of contamination fail, one or both of our production suites may become contaminated. In that event, we would need to cease production in the affected suite to eliminate the contamination, during which time we would be required to rely on our inventory to fulfill customer orders and, if uncontaminated, our other production suite. If our inventories and remaining production capacity are not sufficient to satisfy customer demand, we may lose product orders, which would harm our results of operations. Furthermore, if our products become bacterially or virally contaminated and as a result contaminated products are shipped to our customers, those products may contaminate our customers' laboratories. Such contamination could harm our reputation among our customers and potential customers.
Our products could have unknown defects or errors, which may give rise to claims against us and adversely affect market adoption of our systems.
We use novel and complex technology to manufacture our cells and such cells may develop or contain undetected defects or errors. We cannot assure you that material performance problems, defects or errors will not arise, and as we expand the types of cells we manufacture, the populations from which we develop iPSCs and our ability to edit genes in the genome, these risks may increase. We provide limited express warranties that certain of our cells will meet certain specifications to foster continued customer adoption and use of our systems. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our business.
If our products contain defects, we may experience:

•	a failure to achieve market acceptance or expansion of our product sales;

•	loss of customer orders and delay in order fulfillment;

•	damage to our brand reputation;

•	increased cost of our warranty program due to product replacement;

•	product recalls or replacements;

•	inability to attract new customers;

•	diversion of resources from our manufacturing and research and development into our customer services and support; and

•	legal claims against us, including product liability claims, which could be costly and time consuming to defend and result in substantial damages.
The occurrence of any one or more of the foregoing could negatively affect our business, financial condition and results of operations.

We may experience delays and increased costs in conversion from a manufacturing technology that uses viral reprogramming to one that uses episomal reprogramming and the conversion may not render the expected benefits.
We believe that manufacturing iPSCs using a footprint free reprogramming method will be desirable for the research market and essential for the therapeutic market. The iPSCs we currently manufacture for direct sale are made by reprogramming blood using our episomal reprogramming technology, which is footprint free. However, the iPSC line we use in our current iCell products was made in 2008 using the only method then available, viral reprogramming of skin. Our viral reprogramming technology is not footprint free and makes insertions into the genome of the resulting iPSCs. We expect that at some time in the future we will manufacture our iCell products from iPSCs made by reprogramming blood using our episomal reprogramming technology. Our efforts to execute this conversion have required and will continue to require significant expenditures of management and other personnel time. Our business could be materially harmed if we are unable to successfully execute the manufacture of our iCell products using this technology within the time frame or in the quantities demanded by our customers.

We believe that certain of our customers may desire to have consistent cells over time for their research and other uses. Following the conversion to the episomal reprogramming technology, our customers may desire to purchase iCell products manufactured from the iPSCs we derived from the viral reprogramming of skin cells from which our iCell products have been made to date. To meet this customer demand would require us to manufacture iCell products from both these iPSCs and from a new iPSC line reprogrammed from blood using our episomal reprogramming technology. By doing so we would experience additional costs associated with maintaining both manufacturing runs. Alternatively, we may lose revenues or customers if we fail to maintain both manufacturing runs.
The requirements of being a public company will increase our costs and may strain our resources and distract our management.
We have historically operated our business as a private company. As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly, after we are no longer an “emerging growth company" as defined in the Jumpstart Our Business Startup Act of 2012 (JOBS Act). We are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the Securities and Exchange Commission (SEC), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board and The NASDAQ Market, LLC (the NASDAQ Stock Market), each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

•	prepare and distribute periodic public reports and other shareholder communications in compliance with federal securities laws and the rules of the NASDAQ Stock Market;

•	expand the roles and duties of our board of directors and committees thereof;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures; and

•	comply with the Sarbanes-Oxley Act of 2002, in particular Section 404 and Section 302.
We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. A number of these requirements will require us to carry out activities we have not done previously and complying with such requirements may divert management's attention from other business concerns, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” See—"We are an 'emerging growth company' and we cannot be certain if the reduced disclosure requirements and relief from certain other significant obligations that are applicable to emerging growth companies will make our common stock less attractive to investors."
These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. We also expect that it will be difficult and expensive to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements and relief from certain other significant obligations that are applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, but we have elected to irrevocably opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act. As an "emerging growth company," we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years, although we could lose that status sooner if (1) our revenues exceed $1.0 billion, (2) we issue more than $1.0 billion in non-convertible debt in a three year period, or (3) (a) the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30, (b) we have been required to file annual and quarterly reports under the Exchange Act, and (c) we have filed at least one annual report pursuant to the Exchange Act. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will be required to disclose changes made in our internal control over financial reporting on a quarterly basis and management will be required to assess the effectiveness of our controls annually. Under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
As a privately held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act of 2002, or Section 404(a). We are required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2013, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement, the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls when required, investors could lose confidence in our financial information and the price of our common stock could decline.
Our ability to use net operating losses to offset future taxable income is subject to certain limitations.
If we do not generate sufficient taxable income we may not be able to use a material portion, or any portion, of our existing net operating losses (NOLs). Furthermore, our existing NOLs are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended, which in general provides that a corporation that undergoes an “ownership change” is limited in its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs are subject to limitations arising from previous ownership changes, and if we underwent an ownership change in connection with our IPO or if we subsequently undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.
Risks related to intellectual property
We utilize certain technologies that are licensed to us. If we are unable to maintain these licenses, our business could be adversely affected.
We currently use certain licensed technologies to make the products that are material to our business, including our core iPSC reprogramming technologies, and we may enter into additional license agreements in the future. Our rights to use such licensed technologies are subject to the negotiation of, continuation of and compliance with the terms of the applicable licenses, including payment of any royalties and diligence, insurance, indemnification and other obligations.
Our license rights are further subject to the validity of the owner's intellectual property rights. We cannot be certain that drafting and/or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Legal action could be initiated by or against the owners of the intellectual property that we license. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent these other companies or institutions from continuing to license intellectual property that we may need to operate our business. In some cases, we do not control the prosecution, maintenance or filing of the patents to which we hold licenses, or the enforcement of these patents against third parties.

Certain of our license agreements are subject to termination by the licensor in specific circumstances. Any such termination of these licenses could prevent us from producing, selling or marketing some or all of our products. Because of the complexity of our products and the patents we have licensed, determining the scope of the license and related royalty obligation can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, our business could be adversely affected.
We engage in discussions regarding possible commercial, licensing and cross-licensing agreements with third parties from time to time. There can be no assurance that these discussions will lead to the execution of commercial license or cross-license agreements or that such agreements will be on terms that are favorable to us. If these discussions are successful, we could be obligated to pay license fees and royalties to such third parties. If these discussions do not lead to the execution of mutually acceptable agreements, we may be limited or prevented from producing and selling our existing products and developing new products. One or more of the parties involved in such discussions could resort to litigation to protect or enforce its patents and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. In addition, if we enter into cross-licensing agreements, there is no assurance that we will be able to effectively compete against others who are licensed under our patents.
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
Our commercial success depends in part on our ability to protect our intellectual property and proprietary technologies. We rely on patents, where appropriate and available, as well as a combination of copyright, trade secret and trademark laws, license agreements and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Pending patent applications of ours or our licensors may not issue as patents or may not issue in a form that will be sufficient to protect our proprietary technology and gain or maintain our competitive advantage. Any patents we have obtained or may obtain in the future, or the rights we have licensed, may be subject to re-examination, reissue, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid or unenforceable. In addition, competitors may be able to design alternative methods or products that avoid infringement of these patents or technologies. To the extent our intellectual property, including licensed intellectual property, offers inadequate protection, or is found to be invalid or unenforceable, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors' products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive.

The patent positions of companies in the life sciences industry can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. A number of life sciences, biopharmaceutical and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells, use of stem cells and other modified cells to treat disease, disorder or injury, and other technologies potentially relevant to or required by our existing and planned products. We cannot predict which, if any, of such pending applications will issue as patents or the claims that might be allowed. No consistent policy regarding the breadth of claims allowed in life sciences patents has emerged to date in the United States. The laws of some non-U.S. countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to prevent the infringement of our patents. Proceedings to enforce our intellectual property rights could result in substantial cost and divert our efforts and attention from other aspects of our business and we may not prevail. Changes in either the patent laws or in interpretations of patent laws in the United States or in other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	We or our licensors might not have been the first to make the inventions covered by each of our owned or licensed pending patent applications;

•	We or our licensors might not have been the first to file patent applications for these inventions;

•	Others may independently develop similar or alternative products and technologies or new methods that are outside the scope of our patents;

•
It is possible that none of our owned or licensed pending patent applications will result in issued patents, and even if they issue as patents, they may not provide a basis for commercially viable products, they may not provide us with any competitive advantages, or they may be challenged and invalidated by third parties;

•	We may not develop additional proprietary products and technologies that are patentable;

•	The patents of others may have an adverse effect on our business; and

•
We apply for patents or seek licenses covering our products and technologies and uses thereof, as we deem appropriate. However, we may fail to apply for patents or obtain licenses on important products and technologies in a timely fashion or at all.

Certain of our technology may not be eligible for patent protection, which leaves us vulnerable to theft of the technology we protect under trade secret law. We take steps to protect such intellectual property and proprietary technology, including by limiting access to the materials embodying such intellectual property and by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, collaborators and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we cannot ensure that the steps we have taken to prevent such disclosure are, or will be, adequate. In addition, courts outside the United States may be less willing or unwilling to protect trade secrets. Further, others may independently discover or invent trade secrets and proprietary information similar to ours, and in such cases we could not assert any trade secret rights against such party.

We may be involved in lawsuits to protect or enforce our patents and proprietary rights, to determine the scope, coverage and validity of others' proprietary rights or to defend against third party claims of intellectual property infringement, which in each case could require us to spend significant time and money and could prevent us from selling our products or impact our stock price.
Litigation or other proceedings may be necessary for us to enforce our patent and proprietary rights and/or to determine the scope, coverage and validity of others' proprietary rights. To determine the priority of inventions, which is determinative of patent rights, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, unenforceability, re-examination or opposition proceedings against our patents; we cannot be certain that we do not and will not infringe on the intellectual property rights of others. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require. Even if such licenses are obtainable, they may not be available at a reasonable cost or on otherwise favorable terms. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. Further, we could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.
In addition, if we resort to legal proceedings to enforce our intellectual property rights or to determine the validity, scope and coverage of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail.
Our commercial success may depend in part on our non-infringement of the patents or proprietary rights of third parties. Numerous significant intellectual property issues have been litigated, and will likely continue to be litigated, between existing and new participants in the stem cell market, and competitors may assert that our products infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Third parties may assert that we are employing their proprietary technology without authorization.
In addition, our competitors and others may have patents or may in the future obtain patents that broadly apply to the manufacture of human cells and their uses and claim that the manufacture or use of our products infringes these patents. As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us.
Patent infringement suits can be expensive, lengthy and disruptive to business operations. We could incur substantial costs and divert the attention of our management and technical personnel in prosecuting or defending against any claims, and these claims may harm our reputation. There can be no assurance that we will prevail in any suit. Furthermore, parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products, and could result in the award of substantial damages against us, including treble damages and attorneys' fees and costs in the event that we are found to be a willful infringer of third party patents.
In the event of a successful claim of infringement against us, we may be required to obtain one or more licenses from third parties, which we may not be able to obtain at a reasonable cost or on otherwise favorable terms, if at all. In addition, we could encounter delays in product introductions while we attempt to develop alternative methods or products to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any required licenses on favorable terms could prevent us from commercializing our products, and the risk of a prohibition on the sale of any of our products could adversely affect our ability to grow and gain market acceptance for our products.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

In addition, our agreements with some of our suppliers, distributors, customers and other entities with whom we do business may require us to defend or indemnify these parties to the extent they become involved in infringement claims against us, including the claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine that it would be important to our business relationships. If we are required or agree to defend or indemnify any of these third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees' former employers.
Many of our employees were previously employed at biopharmaceutical companies, including our competitors or potential competitors, and certain of these employees may have executed invention assignments, nondisclosure agreements and/or non-competition agreements in connection with such previous employment. Although no claims against us are currently pending, we may be subject to claims that we, or these employees, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
Risks related to our common stock
We do not know whether an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be and, as a result, it may be difficult for you to sell your shares of our common stock.
Prior to our IPO, there had been no public market for shares of our common stock. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NASDAQ Global Market or otherwise or how liquid that market might become. If an active trading market does not develop, you may have difficulty selling any of our shares of common stock that you buy. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

•	actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;

•	financial projections we may provide to the public, any changes to those projections or our failure to meet those projections;

•	issuance of new or changed securities analysts' reports or recommendations for our stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	market conditions in the biopharmaceutical and life sciences sectors;

•	failure to complete significant sales;

•	changes in legislation and government regulation;

•	public concern regarding the safety, efficacy or other aspects of our products;

•	entering into, changing or terminating collaborative relationships;

•	any shares of our common stock or other securities eligible for future sale;

•	any major change to the composition of our board of directors or management; and

•	general economic conditions and slow or negative growth of our markets.

The stock market in general, and market prices for the securities of technology-based companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.
If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In addition, we do not have any control over any potential equity research analyst coverage, the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.
Future sales of shares by existing shareholders could cause our stock price to decline.
Prior to our IPO, there was no public market for shares of our common stock. Future sales of substantial amounts of shares of our common stock, including shares issued upon the exercise of outstanding options, in the public market, or the possibility of these sales occurring, could cause the prevailing market price for our common stock to fall or impair our ability to raise equity capital in the future. We had 15,735,086 shares outstanding as of July 31, 2013. Of these outstanding shares, 3,846,000 shares are freely tradeable in the public market without restriction or further registration under the Securities Act, and 7,771,372 shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act, including 166,668 of the otherwise freely tradeable shares, and may only be sold in compliance with the limitations described below.
The remaining 4,284,382 shares of common stock outstanding as of July 31, 2013 are deemed restricted because of securities laws, the registration rights agreement or lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of July 31, 2013, all other outstanding shares of common stock will be eligible for sale in the public market, 7,771,372 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 2,364,229 shares of common stock that are subject to outstanding options and warrants as of July 31, 2013 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 under the Securities Act.
Our directors and executive officers have substantial control over us and could limit your ability to influence the outcome of key transactions, including changes of control.
Following the completion of our IPO, our executive officers, directors and their affiliates beneficially owned or controlled approximately 59% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our charter documents and under Wisconsin law could make an acquisition of us, which may be beneficial to our shareholders, more difficult and may prevent attempts by our shareholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our articles of incorporation and bylaws, as amended and restated may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated articles of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the shareholders, up to 10,000,000 shares of undesignated preferred stock;

•
establish an advance notice procedure for shareholder approvals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three year terms;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no shareholder is permitted to cumulate votes at any election of directors; and

•
require approval by 75% of our outstanding common stock to amend our articles of incorporation and approval by a majority of our board of directors or 75% of our outstanding common stock to amend our bylaws.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Wisconsin, the Wisconsin control share acquisition statute and Wisconsin's “fair price” and “business combination” provisions, in addition to other provisions of Wisconsin law, would apply and limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances. As a result, offers to acquire us, which may represent a premium over the available market price of our common stock, may be withdrawn or otherwise fail to be realized.

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.
We have broad discretion in the application of the net proceeds from our IPO and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. We intend to use the net proceeds from our IPO for funding our operations; research and product development activities; sales and marketing activities, including expansion of our sales force to support the ongoing commercialization of our products; for property, plant and equipment, including the build-out of our laboratory in California, and intellectual property; and for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses or other assets; however, we currently have no agreements or commitments to complete any such transaction. We have not allocated these net proceeds for any specific purposes. We might not be able to yield a significant return, if any, on any investment of these net proceeds. You will not have the opportunity to influence our management's decisions on how to use the net proceeds from our IPO, and our failure to apply these funds effectively could have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings to fund the development and growth of our business. In addition, our Credit Agreement restricts the payment of dividends on our capital stock. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Item 2. Unregistered sales of equity securities and use of proceeds
Unregistered sales of equity securities
For the three months ended June 30, 2013, the Company sold securities in transactions that were not registered under the Securities Act as set forth below.
On June 28, 2013, in connection with the Company's term loan credit agreement with Sixth Floor Investors LP, the Company issued a total of 28,406 detachable warrants to purchase shares of its Series B preferred stock, each with an exercise price per share equal to the initial public offering (“IPO”) price per share of $12.00. These warrants do not contain mandatory redemption features or repurchase obligations requiring the transferring of assets. The Company believes the issuances and sales of securities in this transaction were exempt from registration under Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Each recipient of the equity securities in this transaction represented his or its intention to acquire the equity securities for investment only and not with a view to, or for resale in connection with, any distribution thereof, and appropriate legends were affixed to the warrants issued in such transaction and the shares that may be acquired upon exercise of the warrants are to be issued subject to appropriate legends. In each case, the recipient received adequate information about the Company or had adequate access, through his or its relationship with the Company, to information about the Company.
On May 2, 2013, an employee of the Company exercised 337 options to purchase common stock shares for cash consideration of $2,207. The Company believes the transaction was exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as a transaction pursuant to a compensatory benefit plan approved by the Company’s board of directors.
Immediately prior to the consummation of the IPO (i) all of the Company's outstanding Series A preferred stock converted into an aggregate of 2,914,187 shares of common stock on a one-for-one basis; (ii) all of the Company's outstanding series B preferred stock converted into an aggregate of 7,232,092 shares of common stock on a one-for-one basis; and (iii) all of the Company's outstanding warrants to purchase 28,406 shares of its Series B preferred stock converted into warrants to purchase 28,406 shares of its common stock. This issuance of securities was exempt from registration under Section 3(a)(9) of the Securities Act.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering.

Use of proceeds from public offering of common stock
On July 30, 2013 we closed our IPO, in which we registered and sold 3,846,000 shares of common stock at a price of $12.00 per share. The aggregate offering price for shares sold in the offering was approximately $46.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189049), which was declared effective by the SEC on July 24,2013. J.P. Morgan Securities LLC, Cowen and Company LLC and Leerink Swann LLC acted as the underwriters. We raised approximately $40.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $2.2 million for total estimated expenses of $5.4 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on July 24, 2013 pursuant to Rule 424(b). The funds received in the offering are being held as cash or invested in U.S. treasury securities.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
10.1†	Second Amendment to Supply Agreement dated April 24, 2013 by and between Registrant and Hoffman-Roche Inc. (1)
10.2	Amendment to Lease dated May 6, 2013 by and between Registrant and University Research Park, Incorporated. (1)
10.3
Credit Agreement dated as of June 27, 2013 among Cellular Dynamics International, Inc., as the Company , the various lenders party thereto, as Lenders, and Sixth Floor Investors LP, as the Administrative Agent. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Cellular Dynamics International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of operations, (iii) the unaudited Statements of cash flows, and (iv) Notes to financial statements, tagged as blocks of text.

†
Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

(1)	Incorporated by reference to the Registrant's registration statement on Form S-1 filed June 3, 2013.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant's registration statement on Form S-1 filed July 1, 2013.
*
This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1933, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Madison, State of Wisconsin, on August 29, 2013.

CELLULAR DYNAMICS INTERNATIONAL, INC.

By:	/s/ David S. Snyder
David S. Snyder
Executive Vice President and Chief Financial Officer
(Signing on behalf of the Registrant and as the
Principal Financial Officer and Principal Accounting
Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Registrant.
3.2	Amended and Restated Bylaws of Registrant.
10.1†	Second Amendment to Supply Agreement dated April 24, 2013 by and between Registrant and Hoffman-Roche Inc. (1)
10.2	Amendment to Lease dated May 6, 2013 by and between Registrant and University Research Park, Incorporated. (1)
10.3
Credit Agreement dated as of June 27, 2013 among Cellular Dynamics International, Inc., as the Company , the various lenders party thereto, as Lenders, and Sixth Floor Investors LP, as the Administrative Agent. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Cellular Dynamics International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of operations, (iii) the unaudited Statements of cash flows, and (iv) Notes to financial statements, tagged as blocks of text.

†
Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

-1	Incorporated by reference to the Registrant's registration statement on Form S-1 filed June 3, 2013.
-2	Incorporated by reference to Amendment No. 1 to the Registrant's registration statement on Form S-1 filed July 1, 2013.
*
This exhibit is being furnished and is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Report), irrespective of any general incorporation language contained in such filing.