Form 10-Q
period 2013-09-30
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2013-11-12
CIK 1482080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one:)
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of November 12, 2013, there were 15,757,613 shares of the registrant's common stock outstanding.

Cellular Dynamics International, Inc.
Form 10-Q

Cellular Dynamics International, Inc.
Balance sheets
(Unaudited)
(Dollars in thousands, except per share amounts)	December 31, 2012	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$33,900	$68,575
Accounts receivable, net	2,658	1,908
Inventories	2,381	3,507
Prepaid expenses and other assets	662	1,092
Total current assets	39,601	75,082
Property and equipment, net	873	901
Goodwill	6,817	6,817
Intangible assets, net	4,195	4,142
Debt issuance costs, net	—	211
Other assets	10	10
Total	$51,496	$87,163

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,035	$1,246
Accrued liabilities	1,830	2,706
Deferred revenue	570	525
Current maturities of long-term debt	336	18
Total current liabilities	3,771	4,495
Long-term debt, less current portion	734	11,808
Commitments and contingencies (Note 7)
Shareholders' equity:
Series A Convertible preferred stock, $0.01 par value — authorized, 28,413,291 shares at December 31, 2012 and none at September 30, 2013; issued and outstanding, 2,914,187 shares at December 31, 2012 and none at September 30, 2013	28,191	—
Series B Convertible preferred stock, $0.01 par value — authorized, 70,512,809 shares at December 31, 2012 and none at September 30, 2013; issued and outstanding, 7,232,092 shares at December 31, 2012 and none at September 30, 2013	91,413	—
Preferred stock, $0.01 par value — authorized, none at December 31, 2012 and 10,000,000 shares at September 30, 2013; no shares issued and outstanding, at December 31, 2012 and September 30, 2013	—	—
Common stock, $0.0001 par value — authorized, 135,715,623 at December 31, 2012 and 100,000,000 at September 30, 2013; issued and outstanding, 1,733,651 shares at December 31, 2012 and 15,749,938 shares at September 30, 2013	—	2
Additional paid-in-capital	9,451	171,167
Accumulated deficit	(82,064)	(100,309)
Total shareholders' equity	46,991	70,860
Total	$51,496	$87,163

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2012	2013	2012	2013
Revenues:
Product sales	$1,075	$1,793	$2,892	$5,516
Collaborations, partnerships and other revenues	158	730	747	2,209
Total revenues	1,233	2,523	3,639	7,725

Costs and expenses:
Cost of product sales	287	371	848	1,624
Research and development	3,529	3,906	10,352	11,673
Sales and marketing	1,083	1,679	3,075	4,710
General and administrative	1,805	3,727	5,797	7,614
Total costs and expenses	6,704	9,683	20,072	25,621

Loss from operations	(5,471)	(7,160)	(16,433)	(17,896)

Other (expense) income:
Interest expense	(8)	(358)	(27)	(369)
Other income	—	20	1	20
Total other expense	(8)	(338)	(26)	(349)

Net loss	$(5,479)	$(7,498)	$(16,459)	$(18,245)

Net loss per share of common stock, basic and diluted	$(3.16)	$(0.62)	$(9.54)	$(3.49)
Shares used in computing net loss per share of common stock, basic and diluted	1,733,609	12,087,370	1,724,902	5,223,101

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of cash flows
(Unaudited)
	Nine months ended
	September 30,
(Dollars in thousands)	2012	2013
Cash flows from operating activities:
Net loss	$(16,459)	$(18,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	849	618
Amortization of licenses, patents and other agreements	221	383
Amortization of debt issuance costs and debt discount	—	24
Stock-based compensation	794	928
Gain on revaluation of warrants	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	(238)	750
Inventories	(432)	(1,126)
Prepaid expenses and other current assets	(149)	(430)
Accounts payable	59	186
Accrued liabilities	(323)	525
Accrued interest	—	59
Deferred revenue	(54)	(45)
Net cash used in operating activities	(15,732)	(16,393)

Cash flows from investing activities:
Purchases of property and equipment	(127)	(646)
Payments to acquire licenses	(445)	(235)
Net cash used in investing activities	(572)	(881)

Cash flows from financing activities:
Repayments of debt	(305)	(1,055)
Proceeds from debt	—	12,000
Payments of debt issuance costs	—	(163)
Proceeds from exercise of stock options	151	103
Proceeds from issuance of common stock, net of issuance costs	—	41,064
Net cash (used in) provided by financing activities	(154)	51,949
Net (decrease) increase in cash and cash equivalents	(16,458)	34,675

Cash and cash equivalents — Beginning of period	36,729	33,900

Cash and cash equivalents — End of period	$20,271	$68,575

Supplemental disclosure of cash flow information —
Cash paid for interest	$28	$284

Supplemental information on noncash activities:
Issuance of stock options for non-competition agreement	—	70
Accrued interest converted to principal	66	—
Licenses not yet paid	1,800	25
Debt issuance costs not yet paid	—	59
Common stock issuance costs not yet paid	—	292
See notes to financial statements.

Cellular Dynamics International, Inc.
Notes to financial statements
September 30, 2013
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

Use of estimates – The accompanying financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates primarily include those required in the valuation of impairment analysis of inventory, patents, licenses, goodwill, intangible assets and property and equipment; as well as estimates relating to revenue recognition and stock-based compensation. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the Company's financial position, results of operations or cash flows.

Significant accounting policies – There have been no material changes to the Company's significant accounting policies as compared to the significant accounting policies described in the Company's Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on July 26, 2013.

2.    Supplemental financial information
Accounts receivable – The Company establishes an allowance for doubtful accounts based on a customer's ability and likelihood to pay. There was no allowance at December 31, 2012 and an allowance of $29,000 at September 30, 2013.
Inventories –
Inventories at December 31, 2012 and September 30, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	September 30, 2013

Raw materials	$1,032	$1,198
Work in process	145	621
Finished goods	1,204	1,688
Total	$2,381	$3,507

Property and equipment –
Property and equipment at December 31, 2012 and September 30, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	September 30, 2013

Leasehold improvements	$438	$442
Production and lab equipment	3,852	4,173
Office and computer equipment	475	542
Construction-in-progress	—	254
	4,765	5,411
Less accumulated depreciation and amortization	(3,892)	(4,510)
Total	$873	$901

Goodwill – Goodwill is not amortized. The Company reviews goodwill for impairment annually during the fourth quarter or more often if conditions warrant. There was no change in goodwill for the nine months ended September 30, 2013.

Accrued liabilities –
Accrued liabilities at December 31, 2012 and September 30, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	September 30, 2013

Accrued payroll, vacation and employee-related expenses	$741	$571
Accrued incentive compensation	—	888
Accrued unbilled professional fees	315	709
Accrued royalties	500	193
Accrued quarterly consulting fees	76	76
Accrued incentives for sales staff	128	115
Other	70	154
Total	$1,830	$2,706
Deferred revenue – Deferred revenue represents payments received, but not yet earned. The entire balance of deferred revenue of $570,000 at December 31, 2012 related to a multiple element arrangement with Eli Lilly and Company (Lilly). As of September 30, 2013, the deferred revenue balance included $344,000 related to the Lilly arrangement as well as several smaller balances related to ongoing MyCell projects.
Debt discounts – The Company recorded the fair value of the warrants issued in connection with the Credit Agreement, see Note 4, as a debt discount. The debt discount is amortized to interest expense over a period ending on the earlier of the maturity date of the notes or the date on which the notes are repaid.

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

	September 30,
	2012	2013

Preferred series A	2,914,187	—
Preferred series B	5,572,000	—
Common stock warrants	8,208	28,406
Common stock options	1,518,688	2,305,863
	10,013,083	2,334,269

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
Product information – The following table provides Product sales revenue by product:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2013	2012	2013
iCell Cardiomyocytes	$529	$1,026	$1,583	$3,369
iCell Neurons	483	648	1,169	1,624
MyCell	—	—	—	170
Other	63	119	140	353
Total	$1,075	$1,793	$2,892	$5,516
Major customers – During the three and nine month periods ended September 30, 2012 and 2013, the Company had several large biopharmaceutical customers that individually accounted for greater than 10% of its total revenue in one or more of the periods.
Lilly accounted for 33% of total revenue for the three months ended September 30, 2012.
Lilly and AstraZeneca UK Limited (AstraZeneca) accounted for 15% and 12%, respectively, of total revenue for the three months ended September 30, 2013.
Lilly and GlaxoSmithKline plc accounted for 18% and 15%, respectively, of total revenue for the nine months ended September 30, 2012.
Lilly and AstraZeneca accounted for 17% and 14%, respectively, of total revenue for the nine months ended September 30, 2013.
As of September 30, 2013, receivables from Lilly, AstraZeneca and Merck Sharp & Dohme Corp. (Merck) accounted for 17%, 16% and 13%, respectively, of total accounts receivable.

Concentration of credit risk and other risks and uncertainties – As of September 30, 2013 the Company had $59.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $2.9 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The Company's remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that the Company is not exposed to any significant risk on these balances.
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
Fair value of financial instruments – The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. The Company believes the carrying values of long-term debt as of September 30, 2013 is also approximately equal to its fair value.
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

3.	Intangible assets
Intangible assets and accumulated amortization balances at December 31, 2012 and September 30, 2013, are as follows:

(Dollars in thousands)	December 31, 2012	September 30, 2013

Trade name	$13	$13
Licenses and patents	4,284	4,544
Non-competition agreement	571	641
	4,868	5,198
Less accumulated amortization:
Trade name	(13)	(13)
Licenses and patents	(434)	(727)
Non-competition agreement	(226)	(316)
	(673)	(1,056)
Total, net	$4,195	$4,142

Amortization expense was $70,000 and $132,000 for the three months ended September 30, 2012 and 2013 respectively; and $221,000 and $383,000 for the nine months ended September 30, 2012 and 2013, respectively.
A portion of the July 30, 2013 stock option grants to a scientific founder of the Company were issued in exchange for extending the non-competition agreement from December of 2015 to July of 2016. As of the grant date, the Company increased the value of the non-competition agreement by $70,000 and began amortizing that amount through July of 2016.

4.	Long-term debt
Long-term debt at December 31, 2012 and September 30, 2013, consists of the following:

(Dollars in thousands)	December 31, 2012	September 30, 2013

Term loan credit agreement, net of debt discount	$—	$11,808
Wisconsin Economic Development Corporation (WEDC) — CDI	377	—
WEDC — SCP	657	—
License agreements	34	18
Other	2	—
	1,070	11,826
Less current portion	(336)	(18)
Total	$734	$11,808

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
In connection with the Tranche 1 loans, the Lenders were issued detachable warrants to purchase shares of our Series B preferred stock. The warrants have since been converted to warrants to purchase shares of common stock, see Note 5. A total of 28,406 warrants were issued in respect of the Tranche 1 loans, each with an exercise price per share equal to the initial public offering ("IPO") price per share in the Company's initial public offering or $12.68 if an offering was not completed before August 1, 2013. As of the date of our IPO, the strike price on these warrants was established at the IPO price per share of $12.00.
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
At the time of issuance, the relative fair value of the warrants was estimated at $261,000 using the Black Scholes method and recorded as a debt discount against the notes. The warrants had a strike price that would have been adjusted if the Company had not completed its initial public offering prior to August 1, 2013. Due to this initial variability in exercise price, the warrants were accounted for as a liability as of June 30, 2013. As of the IPO date, when the exercise price was no longer variable, the Company revalued the warrants and reclassified the remaining value to equity. The revaluation resulted in a $20,000 gain that was recorded to other income in the statements of operation.

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
In connection with the IPO, the Company amended and restated its articles of incorporation to authorize 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2013, no shares of preferred stock have been issued.

6.	Stock options and restricted common stock
The Company's board of directors adopted and its shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), under which the Company approved option grants to its directors and executive officers. The 2013 Plan and these option grants became effective on the closing of the IPO. As of that same date, the Company discontinued the granting of options under the 2008 Equity Incentive Plan (the "2008 Plan").
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable and requires the input of highly subjective assumptions. When the option grants have the characteristics of a "plain-vanilla" grant the expected term is based on the simplified method as prescribed by Staff Accounting Bulletin ("SAB") No. 107 and SAB No. 110. In the event that the options do not have such characteristics the Company bases the expected term on items such as expiration dates and other factors unique to the grantee. The risk-free interest rate assumptions were based on the U.S. Treasury bond rates appropriate for the expected term in effect at the time of grant. The expected volatility is based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development. The forfeiture rates were based on historical experience for similar classes of employees. The dividend yield was based on expected dividends at the time of grant. Prior to the Company's IPO, the determinations of fair values were based on, among other things, valuation analyses, review of historical financial results, business milestones, financial forecasts and business outlook as of the grant dates. Total enterprise value ranges and the total equity value ranges were estimated utilizing both the income approach and the market approach guidelines.
Assumptions used to value the most recent option grants were as follows:

	November 2012	July 2013
Estimated expected term	6 years	6 to 8 years
Risk-free interest rate	0.98%	1.72% to 2.22%
Expected volatility assumption	66%	67%
Forfeiture rate	0 to 7.0%	0%
Dividend yield assumption	—%	—%
Option awards to consultants, advisors or other independent contractors have been granted with an exercise price equal to the market price of the Company’s stock at the date of the grant, with 10-year contractual terms and vesting dependent upon whether the individual continues to provide services to the Company. The value of stock options to these parties is measured at the then-current market value as of financial reporting dates and compensation cost is recognized for the net change in the fair value of the options for the reporting period, until vesting terms are met. In determining the fair value of options granted to consultants, advisors and other independent contractors, the Company uses the Black-Scholes valuation model in a manner consistent with its use in determining the fair value of options granted to employees and directors. The options that vest are adjusted, for the last time, to the then-current fair value and compensation cost is recognized accordingly. Stock compensation expense related to options accounted for in this manner totaled $9,000 and $59,000, respectively for the three months ended September 30, 2012 and 2013; and $28,000 and $87,000, respectively, for the nine months ended September 30, 2012 and 2013.

The number of shares available for grant under the Company's Equity Incentive Plans, as amended (the "Plans") were as follows:

	2008 Plan	2013 Plan	Total
Available for grant — December 31, 2012	413,688	—	413,688
Plan adoptions and amendments	(421,373)	831,659	410,286
Grants	—	(721,798)	(721,798)
Forfeitures	7,685	10,327	18,012
Available for grant — September 30, 2013	—	120,188	120,188

A summary of option activity under the Plans as of September 30, 2013 and changes during the period then ended were as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding — December 31, 2012	1,617,875	$8.39	7.63
Granted	721,798
Exercised	(15,798)
Forfeited	(18,012)
Outstanding — September 30, 2013	2,305,863	$9.49	7.79

Vested as of September 30, 2013	1,200,541	$7.40	6.49

Vested or expected to vest as of September 30, 2013	2,304,787	$9.49	7.79

Exercisable as of September 30, 2013	1,609,644	$8.41	6.91

At September 30, 2013, the total compensation cost not yet recognized, excluding options issued in exchange for certain licenses and agreements, that related to nonvested awards was $6.4 million, which was expected to be recognized over a weighted-average period of 3.09 years.

7.    Commitments and contingencies
Operating leases – Future minimum lease payments at September 30, 2013, under operating leases with initial or remaining terms in excess of one year were as follows (dollars in thousands):

Years ending December 31,
2013 (remaining)	$238
2014	853
2015	843
2016	850
2017	766
Thereafter	485
$4,035

Contingencies – From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts were accrued at December 31, 2012 or September 30, 2013.

8.	Related-party transactions
Robert J. Palay, a director and the Company's Chairman of the Board and Chief Executive Officer, and Dr. Thomas M. Palay, a director and the Company's Vice Chairman of the Board and President, directly or indirectly manage and control shareholder entities which collectively beneficially owned 43% of the Company's outstanding stock as of September 30, 2013.
The Company has consulting agreements with scientific advisors who are also shareholders. The total expense recorded to general and administrative expenses for these agreements was $76,000 for both the three months ended September 30, 2012 and 2013 and $227,000 for both the nine months ended September 30, 2012 and 2013.
In July 2013, the Company granted stock options in exchange for future services and amendments to consulting and non-competition agreements with a scientific founder of the Company who also serves on the board of directors. As of September 30, 2013, he beneficially owned 5% of the Company's outstanding stock.
See Note 4 regarding the Credit Agreement. Based on its most recent SEC filings, Sixth Floor beneficially owned 13% of the Company's outstanding stock as of September 30, 2013.
Certain of the Company's existing shareholders, officers, directors, employees, business associates and other affiliates purchased an aggregate of $8.6 million of our common stock in the IPO at the initial public offering price of $12.00 per share.

9.	Subsequent events
On November 4, 2013, the Company announced that it had received the Notice of Grant Award (NGA) from the California Institute of Regenerative Medicine (CIRM) to create a human induced pluripotent stem cell biobank from 3,000 individuals. Receipt of the NGA signifies the entry into a definitive agreement with CIRM and the initiation of funding for the $16 million project.

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
We market our products for use in three principal end use markets: 1) in vitro research and development as well as applied product testing; 2) stem cell banking; and 3) in vivo cellular therapeutics research. Our customers include biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, clinical research organizations and stem cell banks. In 2012, we sold our products to 18 of the top 20 biopharmaceutical companies (based on worldwide revenue).

For the nine months ended September 30, 2013 our total revenue was $7.7 million, an increase of 112% over the corresponding period in 2012. iCell product sales increased 91% from $2.9 million in the nine months ended September 30, 2012 to $5.5 million for the nine months ended September 30, 2013. Collaborations, partnerships and other revenues increased 196% from $747,000 for the nine months ended September 30, 2012 to $2.2 million for the nine months ended September 30, 2013.
We find it useful, due to the early-stage of our company, to also compare revenue information for the trailing twelve months. As of September 30, 2012 trailing twelve month revenue was $4.6 million. For the twelve months ended December 31, 2012 that figure grew to $6.6 million and for the twelve months ended September 30, 2013 it has grown to $10.7 million. This growth has been driven by both increases in the number of our customers and increases in revenue from our top customers.
During the twelve months ended September 30, 2012, 115 customers purchased from us. This number increased to 128 customers who purchased from us in 2012. During the trailing twelve months ended September 30, 2013, 142 customers purchased from us.
Average revenue for our top 10 customers increased from $313,000 for the twelve months ended September 30, 2012 to $445,000 for the year ended December 31, 2012 and to $704,000 for the trailing twelve months ended September 30, 2013.
We intend to achieve profitability as a result of ongoing sales growth in excess of the growth in our operating expenses. Considered in the aggregate, our total operating expenses (excluding cost of product sales) grew 25% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Due to general and administrative expenses incurred as of and since the IPO, this rate of increase has grown since the previously reported six month period. However, the rate remains favorable when compared to our revenue growth rate of 112% over the same nine month period.
As of September 30, 2013, we had $68.6 million of cash and cash equivalents.

Results of operations

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2013	2012	2013

Revenues:
Product sales	$1,075	$1,793	$2,892	$5,516
Collaborations, partnerships and other revenues	158	730	747	2,209
Total revenues	1,233	2,523	3,639	7,725

Costs and expenses:
Cost of product sales	287	371	848	1,624
Research and development	3,529	3,906	10,352	11,673
Sales and marketing	1,083	1,679	3,075	4,710
General and administrative	1,805	3,727	5,797	7,614
Total costs and expenses	6,704	9,683	20,072	25,621

Loss from operations	(5,471)	(7,160)	(16,433)	(17,896)

Other (expense) income:
Interest expense	(8)	(358)	(27)	(369)
Other income	—	20	1	20
Total other expense	(8)	(338)	(26)	(349)

Net loss	$(5,479)	$(7,498)	$(16,459)	$(18,245)

Comparison of the three and nine months ended September 30, 2012 and September 30, 2013
Product sales:
Product sales represent the sale of iCell O/S products for which there is a well-defined manufacturing and quality control protocol. Products so characterized are produced within our manufacturing organization and are subject to a rigorous set of quality control metrics and other industrial controls. Our products are typically priced by the unit, and revenue is recognized upon delivery of the units.

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Product sales	$1,075	$1,793	$718	67%	$2,892	$5,516	$2,624	91%
Percentage of total revenue	87%	71%			79%	71%
The following table provides product sales revenue by product:

(Dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2013	2012	2013
iCell Cardiomyocytes	$529	$1,026	$1,583	$3,369
iCell Neurons	483	648	1,169	1,624
MyCell	—	—	—	170
Other	63	119	140	353
Total	$1,075	$1,793	$2,892	$5,516
The growth in product sales for the three and nine months ended September 30, 2013 over the same periods of the prior year is primarily attributable to an increase in unit volume sales of our iCell Cardiomyocytes and iCell Neurons. In addition, our weighted average prices for iCell products increased 26% over the three month period of the prior year and 11% over the nine month period of the prior year.
During the three months ended June 30, 2013, we recorded the sales of MyCell products within Product sales, reflecting our judgment that delivery of this product had met the criteria for such reporting. During the three months ended September 30, 2013 we did not deliver any MyCell products, but did have several MyCell projects in process that we anticipate completing next quarter.
Collaborations, partnerships and other revenues:
Collaborations, partnerships and other revenues consist of fees earned under early access and technology license arrangements, services rendered under experimental work plans, grants and milestone payments received under license and collaboration agreements. Many of these agreements are characterized as multiple-element arrangements. Under this caption, we also report revenue associated with the sale of differentiated cells which have not yet met our requirements for characterization as product sales.

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Collaborations, partnerships and other	$158	$730	$572	362%	$747	$2,209	$1,462	196%
Percentage of total revenue	13%	29%			21%	29%

The increases in revenue from collaborations, partnerships and other revenues for the three and nine month periods was driven by activity on the research components of our center of excellence agreements with Eli Lilly and Company (Lilly) and AstraZeneca UK Limited (AstraZeneca). Neither agreement resulted in revenue until the latter half of 2012. For the three and nine months ended September 30, 2013 we recognized $320,000 and $1.0 million of revenue on the Lilly agreement, including $100,000 of milestones achieved in the three months ended June 30, 2013. In the prior year, the three months ended September 30, 2012 included $101,000 related to the Lilly agreement.
For the three and nine months ended September 30, 2013, we also recognized $163,000 and $505,000 of revenue from the AstraZeneca agreement. In 2012, we did not have revenue from the AstraZenenca agreement until the final quarter.
Our revenues also included $200,000 for both the nine months ended September 30, 2012 and the nine months ended September 30, 2013 relating to a grant awarded by the National Institute of Health – National Heart Lung and Blood Institute (NHLBI) to the Medical College of Wisconsin (MCOW). This grant involves the derivation and use of iPSC-derived cardiomyocytes. The first two phases of this grant were completed as of June 2013. The third phase, representing approximately $2.7 million of the grant, is expected to begin by the end of 2013 and continue until the end of the project period in 2016.
On November 4, 2013, we announced the receipt of the Notice of Grant Award (NGA) from the California Institute of Regenerative Medicine (CIRM). Receipt of the NGA signifies the entry into a definitive agreement with CIRM and the initiation of funding for the $16 million project. In the final months of 2013, we expect to begin to record grant revenue related to this award.

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
We believe that the difference between product sales and cost of product sales (gross margin from product sales) is an important measurement of our performance.  Our gross margin from product sales is likely to vary from period to period because of changes in product costs, product pricing and product mix.  Product costs will fluctuate due to: (i) reductions in material costs as products are produced in higher volume;  (ii) cost variances in material, labor and overhead attributable to the natural volatility of yield in biological manufacturing processes; (iii) systematic improvements in yield from increased scale and improving methods within our manufacturing processes; and (iv) technical innovation leading to product obsolescence.  Gross margin may also be impacted by pricing pressure from competitors entering our market and by sales and promotion activities. Lastly, our product mix in each reporting period will impact our product gross margin.  Our costs and pricing currently varies across our product portfolio. And, in addition, our future product portfolio will include new products, the costs and pricing for which are unknown.

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Cost of product sales	$287	$371	$84	29%	$848	$1,624	$776	92%
Gross margin of product sales	73%	79%			71%	71%
The 79% gross margin of product sales in the current quarter reflects reductions in both the material and overhead costs as well as reductions in royalty costs for the current version of iCell Cardiomyocytes. In addition, the increases in average sales price, discussed above, contributed to the higher margin. The absence of any completed MyCell products during the quarter also contributed to the higher margin as those products have had and may continue to have lower gross margins than our current iCell products.
Royalty expense related to product sales totaled $108,000 or 10% of product sales for the three months ended September 30, 2012 and $102,000 or 6% of product sales for the three months ended September 30, 2013; and $383,000 or 13% of product sales for the nine months ended September 30, 2012 and $522,000 or 9% of product sales for the nine months ended September 30, 2013. The decrease in royalties as a percentage of product sales reflects the generally lower royalty obligation on our current portfolio of iCell products, including a lower royalty obligation on our currently marketed version of iCell Cardiomyocytes.
We anticipate that the gross margin in upcoming periods will be more comparable to our pattern of gross margins over the past year (excluding the $413,000 write-off in the fourth quarter of 2012 related to specific units no longer held for sale) than to the current quarter. However, we expect future margins will continue to vary due to changes in current product mix, average sales price and the introduction of new iCell products which may have cost characteristics that differ from our existing products.

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

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Research and development	$3,529	$3,906	$377	11%	$10,352	$11,673	$1,321	13%
Percentage of total revenue	286%	155%			284%	151%
Ending headcount					60	61
Materials and supplies expenses accounted for the majority of the increase in research and development expenses for both of the periods presented above. These expenses were $1.8 million or 52% of total research and development spending in the three months ended September 30, 2012 compared to $2.1 million or 53% for the current period. For the nine months ended September 30, 2012 materials and supplies totaled $5.0 million or 48% of total research and development compared to $6.3 million or 54% in the current nine month period. Quarterly material and supplies expenses have been relatively consistent, between $1.8 million and $2.1 million, over the past six quarters reflecting increased development activity since the end of March 31, 2012. This amount may increase over the upcoming quarters due to the final production qualification runs of new iCell products.
While year-over-year headcount has remained consistent for research and development, compensation and benefits for the current quarter compared to the three months ended September 30, 2012, declined by $44,000 from 37% of total research and development expense to 32% of research and development due to work performed by certain departments on our MyCell product line. For both nine month periods, compensation and benefits were $3.75 million and were 36% and 32%, respectively, of total research and development costs.
Research and development compensation and benefits included $28,000 of stock compensation in the three months ended September 30, 2012 and $26,000 in the three months ended September 30, 2013. For both nine month periods, research and development stock compensation expense was approximately $85,000.
Overhead and facilities expenses as a percentage of research and development expenses were 9% for both the three months ended September 30, 2012 and 2013; and 11% and 9% for the nine months ended September 30, 2012 and 2013.
The timing of minimum royalty payments can contribute to fluctuations in R& D expense. During the three months ended June 30, 2012, we paid a $190,000 minimum royalty. We have had no such minimum royalty payments in the current year but that decrease in expense has been partially offset by increases from the prior year periods in license amortization of $62,000 for the three months ended September 30, 2013 and $162,000 for the nine months ended September 30, 2013.
We expect to incur only modest expense increases in our current research and development organization. What expense growth does occur is expected to come principally from work on planned new products, progress on workplans associated with current and new collaborators, support and upgrade of our current cell types and some additional research initiatives. In addition, future research and development costs will include the expenses necessary to perform on our recently announced CIRM contract, most of which will be incurred in our new California facility.
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

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
Sales and marketing	$1,083	$1,679	$596	55%	$3,075	$4,710	$1,635	53%
Percentage of total revenue	88%	67%			85%	61%
Ending headcount					21	27
The increases in sales and marketing expense are primarily related to the growth in our sales staff. Compensation and benefits accounted for 63% of sales and marketing expenses in both the prior and current three month periods. For the nine month periods, compensation and benefits amounted to 58% of total sales and marketing in 2012 and 61% in 2013. Variable compensation to our field sales force also increased $28,000 for the current three month period and $139,000 for the current nine month period. Advertising, public relations and tradeshows increased $94,000 for the current three month period and $234,000 for the current nine month period.
Stock compensation included in sales and marketing expenses amounted to $24,000 and $58,000 for the three months ended September 30, 2012 and 2013; and $72,000 and $136,000 for the nine months ended September 30, 2012 and 2013.
We continue to anticipate growth in sales and marketing staff related expenses and other sales expenses as we pursue planned activity, new product launches and growth initiatives of 2013 and 2014.
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

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2012	2013	$ Change	% Change	2012	2013	$ Change	% Change
General and administrative	$1,805	$3,727	$1,922	106%	$5,797	$7,614	$1,817	31%
Percentage of total revenue	146%	148%			159%	99%
Ending headcount					13	13
The three month and nine month increases in general and administrative expenses are due to both non-recurring and ongoing expenses attributable to, or triggered by, our IPO. Effective as of the IPO date, our Board approved an annual performance bonus plan for executives and a non-employee director compensation plan. The periods covered under both plans were retroactive to the beginning of 2013. As a result, the current quarter includes an accrued expense of $757,000 for three quarters of the annual performance bonus and $248,000 for non-employee director compensation. If performance targets continue to be met, the bonus plan expense for the fourth quarter of 2013 will include approximately one-third of the above amount.
Stock option grants as of the IPO date also contributed to the increase in general and administrative expenses. Stock compensation expense included in general and administrative expenses amounted to $208,000 and $432,000 for the three months ended September 30, 2012 and 2013; and $626,000 and $694,000 for the nine months ended September 30, 2012 and 2013. General and administrative expenses also increased in the current period due to two months of premiums incurred for directors and officers insurance in the amount of approximately $124,000. We also incurred approximately $240,000 of travel and other expenses in connection with the IPO.
We anticipate that general and administrative expense in the upcoming quarters will be less than the total for the current quarter because future periods are expected to include only one quarter rather than three quarters of annual performance bonus plan and non‑employee director compensation expense. However, we anticipate that future quarters will also have increased general and administrative expenses, when compared to the quarters prior to the IPO, due to the performance bonus plan, the non-employee director compensation plan, stock compensation and the additional insurance costs discussed above. As a public company, we will also incur ongoing costs such as investor relations and legal compliance. Lastly, modest increases in staffing may be required to support our overall growth.

Liquidity and capital resources
Overview
As of September 30, 2013, we had $68.6 million of cash and cash equivalents. Our company is not profitable and we cannot provide any assurance that we will ever be profitable. As of September 30, 2013 we have an accumulated deficit of $100.3 million. We believe that our cash and cash equivalents should be sufficient to satisfy our operating and investing needs through the next 24 months.
We intend to use our cash and cash equivalents to fund: ongoing operations; research and product development activities; sales and marketing activities, including expansion of our sales force to support the ongoing commercialization of our products; acquisition of property, plant and equipment, including the build out of our laboratory in California; acquisition or license of intellectual property; and for working capital and other general corporate purposes. We may also use a portion of our assets to acquire and invest in complementary products, technologies, businesses or other assets; however, we currently have no agreements or commitments to complete any such transaction.
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
The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30,
(Dollars in thousands)	2012	2013
Operating activities	$(15,732)	$(16,393)
Investing activities	(572)	(881)
Financing activities	(154)	51,949
(Decrease) increase in cash and cash equivalents	$(16,458)	$34,675
Operating activities
Our cash used in operating activities principally reflects our net losses of $16.5 million for the nine months ended September 30, 2012 and $18.2 million for the nine months ended September 30, 2013. Over the course of 2013, we have also built up finished goods and work-in-process inventories by $1.1 million. This build up reflects work-in-process for MyCell projects and the third phase of the NHLBI grant as well as cyclical production of iCell Cardiomyocytes.
Investing activities
Investing activities include expenditures for licenses and fixed assets. We continue to actively pursue additional licenses and other intellectual property as required to support new product development. The amounts and timing of such expenditures is uncertain.

In 2010, we purchased $1.5 million of property and equipment, primarily to equip labs at our Madison, Wisconsin location. Those purchases satisfied most of our infrastructure needs for 2011 and 2012 and, as such, property and equipment purchases in the first nine months of 2012 amounted to just $127,000. During the nine months ended September 30, 2013, purchases of production laboratory equipment amounted to $244,000.
During the nine months ended September 30, 2012 and 2013, we paid $445,000 and $235,000, respectively to acquire additional licenses. In September 2012, we entered into a $1.8 million license agreement that was not paid until October 2012. In September 2013, we amended a license agreement in exchange for $25,000 that was not paid until October 2013.
We anticipate our current production facilities will be sufficient for 2013 iCell O/S activity, but we may need additional production space following the expected launch of new iCell products in early 2014. In addition we recently began the build out of our facility in California from which work will be performed on the CIRM award. Capital expenditures, included in construction in process, for the California facility amounted to $254,000 as of September 30, 2013. Additional investments in our California infrastructure are expected to continue into the first quarter of 2014 and may continue further as we pursue commercial opportunities best suited for production within our California facility.
Financing activities
On July 30, 2013, we closed our IPO of 3,846,000 shares of common stock. The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering were $46.2 million. After deducting underwriting discounts and commissions and offering expenses the aggregate net proceeds totaled approximately $40.8 million.
On June 27, 2013, we entered into the Credit Agreement, which provides for an aggregate amount of term loans equal to $20.0 million. Under the Credit Agreement, on June 28, 2013, we borrowed $12.0 million under Tranche 1 and may borrow $8.0 million under Tranche 2 at any time until December 31, 2013. We are not obligated to borrow the Tranche 2 funds. In connection with the initial borrowing, we incurred $222,000 of debt issuance costs. As of the date of this report, we have no intention of borrowing the additional Tranche 2 funds.
We used a portion of the proceeds of the Tranche 1 loans to repay the remaining balances, approximately $875,000, due to the Wisconsin Economic Development Corporation under two existing promissory notes. Please see Note 4 to the financial statements for additional information regarding the Credit Agreement.
Interest expense recognized on the various components of the initial $12.0 million of term loans was $358,000 for the current quarter and will amount to approximately $346,000 for the remainder of 2013 and approximately $1.4 million in 2014. Actual cash paid was $272,000 for the current quarter and will be approximately $255,000 for the remainder of 2013 and $1.0 million in 2014.

Off-balance sheet arrangements
We did not have any off balance sheet arrangements as of December 31, 2012 or September 30, 2013.

Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Contractual obligations and commitments
A summary of our contractual obligations and commitments as of September 30, 2013 follows:

		Less than 1			More than 5
(Dollars in thousands)	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt(1)	$15,293	$1,050	$9,629	$4,614	$—
Operating lease obligations	$4,036	882	1,691	1,342	121
Purchase order and capital expenditure commitments	749	749	—	—	—
Total	$20,078	$2,681	$11,320	$5,956	$121

(1) Includes interest payments.
The lease for our Madison, Wisconsin offices expires in December 2018. The lease for our Novato, California facility expires in September 2017.
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
We believe that the assumptions and estimates associated with revenue recognition, stock-based compensation, common stock valuations prior to our IPO, income taxes, inventory valuation and goodwill have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Interest rate sensitivity
Cash and cash equivalents are held for working capital purposes. As of September 30, 2013 we had $59.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $2.9 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The remaining cash was on deposit with a major financial institution. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk on these balances. We do not rely on interest received from these balances to fund our operations and do not believe that a change in interest rates would have a material impact on our financial condition.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.

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
We have a limited operating history and have incurred significant and increasing losses in each fiscal year since our inception, including net losses of $21.3 million and $22.3 million during 2011 and 2012, respectively. We incurred net losses of $16.5 million and $18.2 million during the nine months ended September 30, 2012 and 2013, respectively. As of September 30, 2013, we had an accumulated deficit of $100.3 million. These losses have resulted principally from costs incurred in our research and development programs and from our sales and marketing and general and administrative expenses. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and product development and significant expansion of our sales and marketing activities. Additionally, when compared to quarters prior to the IPO, our general and administrative expenses have increased due to the performance bonus plan, the non-employee director compensation plan and additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
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
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in demand for our products; changes in customer budget cycles; variations in customer purchasing strategies including bulk purchases; tendencies among some customers to defer purchase decisions to the end of a quarter or end of a year; changes in our pricing and sales policies or the pricing and sales policies of our competitors; timing of revenue recognition, which may be based on a variety of factors including milestone achievements and progress against experimental work plans; our ability to achieve milestones, progress against experimental work plans and meet other benchmarks under contracts with our customers; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to obtain in a timely manner adequate quantities of the components used in our products; product mix; new product introductions and enhancements by us and by our competitors; and unanticipated increases in costs or expenses. Between the first quarter of 2011 and the third quarter of 2013, we experienced percentage changes in consecutive quarterly revenues ranging from a decline of 22% to an increase of 139% as a result of one or more of the factors described above. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. Any failure to adjust spending quickly enough to compensate for a revenue shortfall or decision not to do so could magnify the adverse impact of such revenue shortfall on our results of operations.
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
During 2011 and 2012, three of our large biopharmaceutical customers individually accounted for greater than 10% of our total revenue in one or both years. Eli Lilly and Company (Lilly) accounted for 10% of total revenue in 2011 and 18% of total revenue in 2012. Hoffmann-La Roche Inc. accounted for 13% of total revenue in 2011 and GlaxoSmithKline plc accounted for 11% of our total revenue in 2012. During the nine months ended September 30, 2013, Lilly accounted for 17% and AstraZeneca UK Limited (AstraZeneca) accounted for 14% of total revenue. Typically our customers, including those above, purchase our products pursuant to purchase orders, or purchase under contracts for specified periods of time and which may be terminated by our customer. A portion of the revenues attributable to Lilly during the periods described above were pursuant to minimum purchase requirements. If we lose one or more of our significant customers or any of our significant customers experiences financial difficulty, then our business and results of operations could be materially adversely affected.
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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Under our Credit Agreement, we are generally restricted from incurring additional debt, and any additional debt would therefore require an amendment to our Credit Agreement. We cannot assure you that we would be able to obtain an amendment on acceptable terms, if at all. Even if we are able to obtain an amendment to our Credit Agreement, such additional debt financing may not be available on acceptable terms, or may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or to our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our research and development programs.
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
From our IPO date to September 30, 2013, our common stock traded between $9.50 and $24.11 per share. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In several recent situations where the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our shareholders were to bring a lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and harm our operating results.
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
Prior to our IPO, there was no public market for shares of our common stock. Future sales of substantial amounts of shares of our common stock, including shares issued upon the exercise of outstanding options, in the public market, or the possibility of these sales occurring, could cause the prevailing market price for our common stock to fall or impair our ability to raise equity capital in the future. We had 15,749,938 shares outstanding as of September 30, 2013. Of these outstanding shares, 3,846,493 shares are freely tradeable in the public market without restriction or further registration under the Securities Act, and 7,771,372 shares are held by our affiliates, as that term is defined in Rule 144 under the Securities Act, including 166,668 of the otherwise freely tradeable shares, and may only be sold in compliance with the limitations described below.
The remaining 4,298,741 shares of common stock outstanding as of September 30, 2013 are deemed restricted because of securities laws, the registration rights agreement or lock-up agreements. After the lock-up agreements expire, based on shares outstanding as of September 30, 2013, all other outstanding shares of common stock will be eligible for sale in the public market, 7,771,372 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 2,334,269 shares of common stock that are subject to outstanding options and warrants as of September 30, 2013 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 under the Securities Act.
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

Item 2. Unregistered sales of equity securities and use of proceeds
Unregistered sales of equity securities
For the three months ended September 30, 2013, the Company sold securities in transactions that were not registered under the Securities Act as set forth below.

•
Immediately prior to the consummation of the IPO (i) all of the Company’s outstanding Series A preferred stock converted into an aggregate of 2,914,187 shares of common stock on a one-for-one basis; (ii) all of the Company’s outstanding Series B preferred stock converted into an aggregate of 7,232,092 shares of common stock on a one-for-one basis; and (iii) all of the Company’s outstanding warrants to purchase 28,406 shares of its Series B preferred stock converted into warrants to purchase 28,406 shares of its common stock. This issuance of securities was exempt from registration under Section 3(a)(9) of the Securities Act.

•	In July 2013, warrants to purchase 8,208 shares of common stock were exercised at a price of $0.10 per share. This issuance was exempt from registration under Section 4(2) of the Securities Act.

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
Our Credit Agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, enter into transactions with affiliates and make investments.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.3	First Amendment to Fourth Amended and Restated Registration Rights Agreement by and among Registrant and certain security holders of Registrant.
10.6	2013 Equity Incentive Plan. (1)
10.46	Annual Incentive Cash Compensation Plan. (1)
10.47	Non-employee Director Compensation Policy. (1)
10.48	Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated May 7, 2013. (1)
10.49.1	Form of Employment Agreement by and between Registrant and Robert J. Palay
10.49.2	Form of Employment Agreement by and between Registrant and Thomas M. Palay
10.50	Form of Stock Option Agreement between Registrant and Chief Executive Officer and Chairman and President and Vice Chairman (2103 Equity Incentive Plan). (1)
10.51	Form of Executive Officer Stock Option Agreement (2013 Equity Incentive Plan). (1)
10.52	Form of Director Stock Option Agreement (2013 Equity Incentive Plan). (1)
10.53	Form of Stock Option Agreement between Registrant and James A. Thomson (2013 Equity Incentive Plan). (1)
10.56	Letter Agreement dated July 15, 2013 by and between Registrant and Sixth Floor Investors LP. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Cellular Dynamics International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of operations, (iii) the unaudited Statements of cash flows, and (iv) Notes to financial statements, tagged as blocks of text.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 filed on June 3, 2013.
(2)	Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed on July 19, 2013.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Madison, State of Wisconsin, on November 12, 2013.

CELLULAR DYNAMICS INTERNATIONAL, INC.

By:	/s/ David S. Snyder
David S. Snyder
Executive Vice President and Chief Financial Officer
(Signing on behalf of the Registrant and as the
Principal Financial Officer and Principal Accounting
Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
4.3	First Amendment to Fourth Amended and Restated Registration Rights Agreement by and among Registrant and certain security holders of Registrant.
10.6	2013 Equity Incentive Plan. (1)
10.46	Annual Incentive Cash Compensation Plan. (1)
10.47	Non-employee Director Compensation Policy. (1)
10.48	Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated May 7, 2013. (1)
10.49.1	Form of Employment Agreement by and between Registrant and Robert J. Palay
10.49.2	Form of Employment Agreement by and between Registrant and Thomas M. Palay
10.50	Form of Stock Option Agreement between Registrant and Chief Executive Officer and Chairman and President and Vice Chairman (2103 Equity Incentive Plan). (1)
10.51	Form of Executive Officer Stock Option Agreement (2013 Equity Incentive Plan). (1)
10.52	Form of Director Stock Option Agreement (2013 Equity Incentive Plan). (1)
10.53	Form of Stock Option Agreement between Registrant and James A. Thomson (2013 Equity Incentive Plan). (1)
10.56	Letter Agreement dated July 15, 2013 by and between Registrant and Sixth Floor Investors LP. (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Cellular Dynamics International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of operations, (iii) the unaudited Statements of cash flows, and (iv) Notes to financial statements, tagged as blocks of text.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 filed on June 3, 2013.
(2)	Incorporated by reference to Amendment No. 3 to the Registrant’s registration statement on Form S-1 filed on July 19, 2013.
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