Form 10-K
period 2013-12-31
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2014-03-10
CIK 1482080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36021
____________________

CELLULAR DYNAMICS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
____________________

Wisconsin	26-1737267
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

525 Science Drive Madison, Wisconsin 53711	(608) 310-5100
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.0001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one:)
Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
As of June 30, 2013, the last business day of the registrant's most recently completed second quarter, there was no public market for the registrant's common stock. The registrant's common stock began trading on The NASDAQ Global Market on July 25, 2013.
As of March 6, 2014, there were 15,761,725 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

Cellular Dynamics International, Inc.
Form 10-K

Part I
Item 1. Business
Overview
We develop and manufacture fully functioning human cells in industrial quantities to precise specifications. Our proprietary iCell Operating System (iCell O/S) includes true human cells in multiple cell types (iCell products), human induced pluripotent stem cells (iPSCs) and custom iPSCs and iCell products (MyCell products). Our iCell O/S products provide standardized, easy-to-use, cost-effective access to the human cell, the smallest fully functioning operating unit of human biology. Customers use our iCell O/S products, among other purposes, for drug discovery and screening; to test the safety and efficacy of their small molecule and biologic drug candidates; for stem cell banking; and in research and development of cellular therapeutics.
iCell products are a consumable designed to be used once and then reordered. We manufacture our iCell products from our iPSCs. An iPSC is a cell that has the ability both to replicate indefinitely and to be transformed into any cell type in the human body. We develop and manufacture our iPSCs from ordinary blood or skin using proprietary techniques that expand upon those pioneered by our founder Dr. James A. Thomson. Once we produce an iPSC, it becomes a renewable source of starting material for our iCell products.
We market our products for use in in vitro research and development as well as applied product testing, stem cell banking and in vivo cellular therapeutics research and development. Each of the in vitro, stem cell banking and in vivo markets requires fully functioning cellular models that reproduce human biology. "Fully functioning" means a cell that functions much like a human cell of the same type in specified ways that are relevant to the product's intended uses. Our fully functioning human cells produced in industrial quantities are intended to displace the cells currently used in these markets which are based on models that are surrogates for true human cells.
Our products provide our customers access to human biology and are designed to increase the productivity of their in vitro therapeutic research and development; enable the pursuit of novel avenues of biological discovery; accelerate the regulatory analysis and market introduction of clinical products; improve quality control of manufactured clinical products; allow more precise applied and environmental testing; facilitate the development or augmentation of stem cell banks; and foster the development and commercialization of in vivo cellular therapeutics.
Limitations of existing models
Historically researchers have had limited access to fully functioning human cells. Therefore they have been forced to conduct their experiments on surrogate models that do not accurately represent the human biology they want to study. We believe that human biological and therapeutic investigation has been stifled by the lack of access to a diverse set of standardized human cells in sufficient quantity to perform their experiments.
In vitro uses in life science, biopharmaceutical research and applied testing
The market for in vitro drug discovery, toxicity testing and applied testing, including chemical safety, historically has employed models—such as primary cells derived from human cadavers or sacrificed animals, transformed (immortalized) cells and live animals—that act as surrogates for fully functioning human cells. Researchers attempt to understand and predict the behavior of human cells by exposing these surrogates to various drugs, compounds and molecules. These models, however, are only an imprecise and inaccurate substitute for the human biology in question and their use leads to the slower pace of drug discovery, higher costs for drug development and costly late-stage drug development failure. Despite the billions of dollars spent annually on preclinical development activities, 84% of all drug candidates fail in human trials, including for a lack of human therapeutic activity or for an unacceptably high human toxicity that were not identified by using these surrogate models.
Primary cells. Primary cells harvested from either sacrificed animals or human cadavers fail to adequately reproduce human biology and result in a fundamentally flawed technology platform as a basis for drug discovery and development.

•	Animal cells are fundamentally different from the human cells they are meant to approximate.

•
Human cadaver cells are highly variable in quality due to variation in donor genetics, donor lifestyle (smoking, alcohol, diet, exercise, chemical exposure, etc.) and the timing and condition of the organ at harvest.

•	Human cadaver cells also behave differently in test tubes than in the human body.
Transformed cell lines. Transformed cell lines are cells that have either been isolated from a tumor or genetically induced to become immortal. They tend to grow indefinitely in test tubes. As a class, they represent a very poor surrogate for human biology and a poor model system for research.

•	Transformed cells proliferate rapidly and therefore lose the inherent physiological characteristics of the donor organ and cease to replicate the biology of the source organ or individual.

•
Transformed cells tend to be genetically unstable and to routinely add, delete or swap chromosomes. These genetic changes tend to give the altered cell a selective growth advantage in vitro, often critically altering the cells' physiology.

Live animals. Live animals are often used as a surrogate for human biology to predict drug safety and activity in humans.

•	Animal models represent fundamentally different biology than that of humans and therefore poorly predict drug safety and activity in people.

•
The use of animal models is coming under increasing ethical pressures that in some markets, such as Europe, have taken the form of laws requiring companies to eliminate certain applications using animal research.

Stem cell banking
Traditional tissue and current iPSC banking. Traditional tissue banks face limitations in the sourcing, quality and quantity of samples. iPSC banking has the potential to overcome these limitations. However, the manufacture of these large banks of iPSCs is particularly challenging because it is difficult to maintain consistent quality over long periods of time without deep expertise and experience in "footprint-free" iPSC manufacturing and a sufficiently robust quality management system. In addition, the information handling requirements and intellectual property issues are significant. We expect that building the banks will require a unique combination of capabilities to meet the quality, quantity and purity of cells needed by researchers.
Multipotent cells and clinical stem cell banking. We also believe that current clinical banking efforts based on multipotent stem cells from umbilical cord blood are of only limited value. At birth, a newborn's umbilical cord blood can be saved and shipped to a facility that isolates and preserves the blood system stem cells found in the cord blood. Because cord blood stem cells are multipotent, not pluripotent, they have only a limited ability to replicate and are predisposed to differentiate only into cells of the blood system. These two limitations make cord blood cells only applicable to the treatment of a very narrow set of diseases, and we expect that they will not be useful for the vast majority of possible diseases the donor might contract in the future. In addition, cells in these banks have generally been saved for use by the donor and are not available for research purposes or for wider clinical application.
In vivo cellular therapeutics
In vivo cellular therapeutics refers to cells, tissue or whole organs that are inserted into living persons to cure debilitating disorders or regenerate damaged organs. While the majority of in vivo cellular therapeutics today involves organ transplants, the scarcity of donor organs leaves many patients requiring a transplant without a suitable source. Cellular transplantation and artificial organs offer promising alternatives for research and clinical inquiry. One significant limitation to further development of cellular therapeutics of these types is the lack of available manufactured human cells for experimentation and clinical application. Current approaches require the removal of terminal cells from an individual and, where possible, expanding the sample for transplantation or research use. Expansion of terminal cells and scaling this approach has proven difficult, expensive and critically limited by the paucity of cell types available.
Our markets
Our largest customers today are in the life sciences and biopharmaceutical industry research markets (in vitro drug discovery, toxicity testing and chemical safety uses) and stem cell banking. We have also targeted the markets for cell-based therapies (in vivo cellular therapeutic use). We believe that over time our iCell O/S products, our manufacturing capabilities, the technical know-how we have acquired in developing those proficiencies and our intellectual property position will offer significant opportunities for revenue growth. According to Adivo Associates, the total spent on these three areas in 2011 by all participants was approximately $17.1 billion and is projected to grow to $40.5 billion by 2020.
Cells for in vitro drug discovery, toxicity testing and chemical safety uses
Cells for in vitro use refers to cells studied under laboratory culture conditions for the purpose of drug discovery, toxicity testing and chemical safety analysis. According to Adivo Associates, the total spent on cell-based technologies for in vitro use was approximately $10.8 billion in 2011, of which $3.5 billion was spent on cells, and is projected to increase to $14.7 billion in 2020, of which $5.6 billion is expected to be spent on cells.
Currently biopharmaceutical industry and academic researchers use cells from human cadaveric tissue, immortalized cell lines and sacrificed animals for both toxicological research and drug discovery. Because our iCell products are fully functioning human cells, we believe they are more predictive of actual human biology and, therefore better suited for use in biological and biopharmaceutical research than current surrogate models.
Stem cell banking
According to Adivo Associates, the stem cell banking market was approximately $1.3 billion in 2011 and is expected to grow to $4.4 billion in 2020. Currently this market is composed of two lines of business. First, the National Heart, Lung, and Blood Institute, the California Institute for Regenerative Medicine (CIRM), the European Union's Innovative Medicines Initiative, other government entities, academic institutions and industry have requested proposals to build banks of dozens to thousands of cell lines derived from numerous backgrounds to reflect various forms of cell line diversity, including ethnic, racial, gender, genetic, disease and drug reaction. These banks will permit researchers to choose the iPSC background from which to make or have manufactured the desired human cells. The iPSCs in these banks can later be differentiated into human cells for both research and therapeutic applications. We believe that there is significant revenue potential in manufacturing and differentiating the iPSCs that will be placed into these banks.

In March 2013, CIRM awarded CDI a $16.0 million grant to derive three iPSC lines from each of 3,000 different individuals, as part of California's $32.3 million stem cell banking initiative. Upon creation, these iPSC lines will be owned by CIRM. Terms of the award were finalized in October 2013 in the Derivation Agreement and we received our first quarterly payment from CIRM in November 2013.
We will also be the primary subcontractor on the $10.0 million grant the Coriell Institute for Medical Research (Coriell) received from CIRM to maintain a bank of the iPSCs derived by CDI under the terms of the Derivation Agreement. Among other things, CDI will expand, and create up to 3,300 distribution cell banks from the 3,000 iPSC lines derived by CDI and from up to 300 third-party pluripotent stem cell lines provided by California researchers. CIRM's agreement with Coriell and our subcontractor agreement with Coriell for $6.3 million were both finalized in late 2013.
We intend to take advantage of this potential as the manufacturer of the iPSCs and differentiated cells for additional iPSC banks. A second line of business in this market consists of cord blood banking. At birth, a newborn's umbilical cord blood can be saved and shipped to a facility that isolates and preserves the blood system stem cells found in the cord blood. Because cord blood stem cells are multipotent, not pluripotent, they have only a limited ability to replicate and are predisposed to differentiate only into cells of the blood system. We are positioned to augment the product offering of cord blood banks by creating iPSC lines for their existing and prospective customers.
Cells for in vivo cellular therapeutics
Cells for in vivo use in humans generally refers to inserting cells, tissue or whole organs into living persons to cure debilitating disorders or to regenerate damaged organs. According to Adivo Associates, the global human stem cell, tissue and organ therapy market was $5.0 billion in 2011 and is projected to increase to $21.4 billion in 2020. Current in vivo use and related research efforts generally involve the use of cells or organs harvested from animals, cadavers or living donors, with the limitations discussed above. The lack of available manufactured human tissue matching the tissue to be repaired or regenerated particularly hinders the research and development of in vivo cellular therapeutics. Our scalable iPSC-based manufacturing platform allows us to then produce fully functioning, carefully specified human cells in large volumes, thereby enabling the research that may lead to the substitution of manufactured cells and tissues for the currently harvested cells, tissue and organs.We believe that as the research and development phase of this field grows, demand for our cells will increase substantially.
Our products
Our iCell and MyCell products reproduce, rather than approximate, the operation of the fully functioning human cell. They are manufactured to precise specifications and exacting standards. These cells are designed for ease-of-use and to address our customers' desire to have better access to human cell biology.

The iCell O/S
The iCell O/S currently consists of six products.

Products	Product description	Applications
iCell Cardiomyocytes	Highly purified human heart cells comprised of a mixture of spontaneously electrically active atrial, nodal and ventricular-like cells	Model systems for pre-clinical drug discovery, toxicity testing, disease modeling and other life science research
iCell Neurons	Highly purified human neurons typical of the forebrain, comprised primarily of GABAergic and glutamatergic neurons
iCell Endothelial Cells	Highly purified human interior surface blood vessel cells exhibiting characteristic endothelial cell functions, including tubular formation, acetylated LDL uptake, barrier function and wound healing
iCell Hepatocytes	Highly purified human liver cells that exhibit hepatocyte morphology, characteristic gene and protein expression, transporter function and viral infectivity
MyCell	Human iPSCs reprogrammed from customer-sourced samples	Make iPSCs for stem cell banking and cell modeling of specific ethnic or disease populations and genetic engineering for in vitro research
Human iCell products derived from MyCell iPSCs
Media and reprogramming kit	Combination of three reagents (Essential 8 Medium, Vitronectin and Episomal iPSC Reprogramming Vectors) used for reprogramming tissue into iPSCs	Making iPSCs for limited research use only

iCell Cardiomyocytes. Derived from iPSCs, iCell Cardiomyocytes are highly purified human heart cells that beat in a dish and behave just like the heart cells found in the human body. These cells provide a biologically relevant model system for in vitro drug discovery, toxicity testing and chemical safety, as well as in vivo cellular therapeutics research and development and stem cell banking. For instance, our iCell Cardiomyocytes were used in a recent study by Hoffmann-La Roche published in the journal Toxicological Sciences to successfully identify multiple compounds known previously to be false-negatives or false-positives from various Roche drug development programs.
iCell Cardiomyocytes have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	To determine that their compounds do not adversely affect critical electrical, biochemical or mechanical cardiomyocyte function.

◦	As a toxicity test system in standard assay offerings.

◦	To examine their suitability to replace existing in vitro and animal-based tests for arrhythmia assessment and thorough QT studies in humans.
To screen for compounds that could be cardioprotective against oxidative stress and hypoxia.

•	Stem cell banking

◦	To study 250 different patients with a form of heart disease known as left ventricular hypertrophy.

•	In vivo

◦	To advance cell therapy research by making feasible the animal studies of cardiomyocyte patches that deliver healthy cells to the damaged area of the heart after a myocardial infarction.

iCell Neurons. Derived from iPSCs, iCell Neurons are highly purified human neurons typical of the forebrain. iCell Neurons provide a biologically relevant in vitro model system for pre-clinical drug discovery, neurotoxicity testing and disease modeling for Alzheimer's disease, Parkinson's disease and Huntington's disease among others. For instance, as reported in Stem Cell Research, researchers at an affiliate of GlaxoSmithKline plc (GSK) utilized iCell Neurons to identify several small molecules as effective blockers of the toxicity caused by the abnormal protein deposits associated with Alzheimer's disease, suggesting new ways to develop medicines for Alzheimer's disease. This is the first demonstration in a peer-reviewed publication of a high-throughput toxicity screen using iPSC-derived neurons.
iCell Neurons have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	To model Alzheimer's disease for compound screening.

◦	To model infection and growth of clinically relevant strains of virus that cause chicken-pox and shingles (Varicella Zoster).

◦	To study the genetic basis of epilepsy.

◦	To study the unique biology of autism spectrum disorders.

◦	For applied testing, to replace an existing animal test for botulinum neurotoxin potency, with a superior in vitro assay based on iCell Neurons.

iCell Endothelial Cells. Derived from iPSCs, iCell Endothelial Cells are interior surface blood vessel cells. iCell Endothelial Cells provide a biologically relevant in vitro model system for use in vascular biology research including angiogenesis, atherosclerosis, inflammation and other life science research.
iCell Endothelial Cells have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	For modeling viral infectivity.

◦	For modeling vascular disease and stroke.

•	In vivo

◦	In preliminary regenerative medicine applications as a necessary co-culture along with other cells for tissue engineering studies for research into potential in vivo use.

◦	In preliminary regenerative medicine applications to vascularize three-dimensional matrices or decellularized organs for tissue engineering studies for research into potential in vivo use.
iCell Hepatocytes. Derived from iPSCs, iCell Hepatocytes are human liver cells that, as with our other products, are currently cryopreserved and sold frozen. These cells provide a biologically relevant in vitro model system for pre-clinical drug discovery, hepatotoxicity testing, disease modeling and other life science research.
iCell Hepatocytes have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	To perform drug screening for viral infectivity.

◦	To study metabolism and glucose regulation to better understand disease mechanisms.

◦	To study viral infection and growth by clinically relevant strains of Hepatitis C virus and Hepatitis B virus.

◦	To model the interaction between immune cells and liver cells that cause liver inflammation and toxicity.

•	In vivo

◦
For research into potential in vivo use in the treatment of liver disease. Researchers are currently using iCell Hepatocytes as the cellular material in bio-artificial liver devices and to repopulate decellularized livers.

MyCell products. MyCell products provide customers with iPSCs reprogrammed from customer-sourced sample and iCell products derived from those iPSCs. This product offering provides our customers with access to iPSCs and iCell products produced from specific genetic, ethnic or disease populations. Our expertise in genetically engineering iPSCs also allows our customers to order iPSCs that have been engineered to repair a specific gene mutation or to express additional genes in a manner non-disruptive to the remainder of the genome. MyCell products leverage our industrial manufacturing platform to handle the parallel production of multiple iPSC lines and iCell products. We are capable of manufacturing billions of cells in this manner to high quality and purity standards. Our ability to derive multiple iPSC lines in parallel also positions us to manufacture for the stem cell banking market.
MyCell products have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	To produce iPSCs and iCell products from human donors to study diseases such as heart failure and Parkinson's disease and to investigate potential cures.

◦	To make hepatocytes derived from patients suffering from drug-induced liver injury (DILI) to study the genetic basis of this disease.

◦	To produce iPSCs and iCell Cardiomyocytes from congenital muscular dystrophy patients to promote research into cures for this disease.

◦	To produce genetically engineered iPSCs that can be used to produce differentiated cells on the industrial scale needed for drug screening.

•	Stem cell banking

◦	To produce three iPSC lines from each of 3,000 different individuals for CIRM.

◦	To expand the iPSC lines made for CIRM and to produce up to 300 additional iPSC lines.

Media and reprogramming. Our medium, Essential 8, and our substrate, Vitronectin, are optimized for the consistent, reproducible derivation, growth and maintenance of human iPSCs. The combination of Essential 8 Medium and Vitronectin provides a defined culture system for robust, cost-effective and scalable iPSC culture. We have selected Life Technologies Corporation to manufacture and distribute these products as well as our Episomal iPSC Reprogramming Vectors. The combination of these three components creates a “kit” for reprogramming tissue into iPSCs. The reprogramming vectors and kit, as currently sold, permits the customer to use the iPSCs for limited research use only.

•	Essential 8 Medium. Essential 8 Medium is a “feeder-free” medium comprised of eight well-characterized, highly consistent elements, unlike the BSA-based alternative media currently available.

•	Vitronectin. Vitronectin is a defined, human protein-based substrate for cell attachment and growth. It replaces the current use of an undefined matrix derived from mouse tumor cells.

•
Episomal iPSC Reprogramming Vectors. Episomal iPSC Reprogramming Vectors leverage non-viral, non-integrating technology to deliver seven genes to initiate the reprogramming of human somatic cells to iPSCs. We refer to this process as “footprint-free” reprogramming. "Footprint-free" reprogramming provides researchers with a means of ensuring that no foreign genetic material is incorporated into the original donor DNA. iPSCs made from these kits, as currently sold, are licensed for research purposes only.

Additional product features
Cells for in vitro and in vivo use
Our current strategy is to develop and manufacture human cells as both research tools and raw materials for cell-based therapeutic products. We develop and manufacture human cells so that our customers can develop better, safer and more advanced drugs and cellular therapeutics. The standardized, easy-to-use and fully functioning human cells of the iCell O/S includes the following features:

Precise specifications	Our cells are manufactured to precise specifications and exacting standards from iPSCs we also produce.
Episomal iPSC reprogramming vectors
Today all of our iPSCs are derived in a “footprint-free” manner with negligible residue or damage left in the cell after the reprogramming process is complete. We accomplish this by using episomal vectors to deliver the reprogramming factors. We invented this method and have the exclusive right to practice it.

Cryopreserved
iCell Cardiomyoctyes, iCell Neurons, iCell Endothelial Cells, and iCell Hepatocytes are all shipped to the customer cryopreserved, permitting us to inventory our products and allowing customers to store the cells and use them on their time schedule.

Pure
All iCell products are at least 90% pure. If the cells were less pure, contaminants could soon outgrow the target cells and much of the cellular response observed by a researcher could be a result of the contaminating cells.

Unit size scaled to fill a 96-well plate
We fill a standard 1.5ml cryovial with a sufficient quantity of cells to fill the bottom of every well of a 96-well plate with a layer of viable cells. The 96-well plate is a common format that researchers use to perform high throughput experiments.

User's guide and online videos
Each unit of our iCell products includes a user's guide detailing our recommended protocols for thawing, plating and maintaining our iCell products. In addition our website contains videos demonstrating our recommended protocols and techniques.

Customer support	We have a team of technical support scientists who answer customer questions and conduct onsite training in our recommended protocols and techniques.
Customer training	We offer iCertification Training Programs at our headquarters in Madison, Wisconsin. Attendees receive in-depth, interactive training on the handling and application of iCell products.
Validated on life science tool platforms	Our scientists have worked closely with other life science tool companies to validate protocols for utilizing our products on their cellular assays and automated instruments.
Protected by over 800 patents and patent applications
Our intellectual property strategy has included assembling a portfolio of patent rights and licenses intended to afford our customers and ourselves freedom to operate for all the products we sell, meaning that our products can be used without infringing on the valid intellectual property rights of others.

No use of Human Embryonic Stem Cells (hESC)
We use iPSCs, not hESCs, to manufacture our cells. We believe that the use of iPSCs eliminates ethical and moral concerns that have been raised by the fact that hESCs are derived by extracting pluripotent cells from the inner lining of a four-day old human blastocyst. Though scientifically useful, hESCs proved ethically divisive as the extraction method meant the destruction of the developing human embryo, making them particularly controversial as a basis for a therapeutic. In contrast to hESCs, we develop and manufacture our iPSCs from ordinary blood or skin provided by consenting adults.

Cells for stem cell banking
We believe that the same product features that provide our customers with a full product solution for their in vitro and in vivo cell needs make us uniquely capable to produce the quality, quantity and purity of cells needed for the manufacture of iPSCs that are placed into stem cell banks. In addition to the product features immediately above, we believe that a stem cell bank must be built on a rigorous quality management system that is capable of overseeing the derivation of thousands of iPSC lines. We have such a system and believe that few other companies have or will be willing to spend the capital necessary to build the Quality Management System (QMS) required to ensure the consistency of manufacture needed to make the iPSCs deposited in the stem cell bank useful. In addition, we expect that a stem cell bank will require an information management system, like ours, that is capable of handling the information associated with the derivation of thousands of iPS lines and the management of associated raw materials, in-process materials and finished goods inventory.
Product development
We have a deep expertise in stem cell biology. We currently employ scientists with a collective experience base of over 600 years in a field of human stem cell biology that is 15 years old. Research and development is organized into three areas of expertise: cell biology, process sciences and genetic engineering. Cell biology is responsible for defining cell specifications, functions, assays and features. The process sciences group designs the most robust manufacturing system possible for each product, while reducing costs and variability and increasing scale and yield. The genetic engineering group is responsible for developing and improving methods of reprogramming as well as handling genetic engineering tasks. Every product development project involves resources from all three groups.

We are actively developing new products and extensions of existing products and expect to continue to use our iPSC technology to expand the iCell product line. Currently we have several new products under development including those below, many of which are already in early-release testing with customers and generate revenue recorded as Collaborations, partnerships and other revenues.

Product	Product description	Applications
Dopaminergic neurons	Brain cells that express the neurotransmitter dopamine
Dopamine production has been implicated in Parkinson's disease and other neurological disorders. Researchers are interested in how dopamine levels impact these diseases; some researchers believe that implanting pure dopaminergic neurons in Parkinson's patients would have therapeutic benefits.

Nociceptors	Pain receptor neurons	Researchers are interested in understanding how nociceptors work to gain a better understanding of the biology of pain, to quantify it, and to find drugs to modulate it.
Astrocytes	Cells found in the brain that support neuronal function
These cells are synergistic with iCell Neurons. Customers frequently request astrocytes to build a more complete human neurological model. Astroycytes have also been implicated in multiple neurological disorders.

Cardiac progenitors	Cardiac precursor cells that, during human development, become all of the cell types in the human heart	Customers are interested in studying these cells to find compounds that may lead to cardiac repair or for use for therapeutic purposes.
Hematopoietic progenitors	Precursor cells for the human blood system
Researchers are interested in studying these cells to find compounds that will help repair the blood system or increase production of blood cells. In addition some researchers are interested in infusing or implanting these cells for therapeutic purposes.

Skeletal muscle cells	Skeletal myocytes are long, tubular cells that form the muscle fibers of the skeletal systems
Pure skeletal myocytes enable better understanding of the biology of various human diseases caused by mutations in genes critical and unique to muscle function (for example, dystrophin gene mutations that cause muscular dystrophy). In addition, the function of these cells is of interest to researchers studying general energy metabolism and metabolic disease.

Current Good Manufacturing Practices (cGMP) iPSC lines	Lines of episomally derived iPSCs manufactured under conditions compatible with full cGMP compliance	Therapeutics manufacturers and others that require cells derived to cGMP standards.
Our research and development expenses were $13.7 million, $14.3 million and $16.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Intellectual property
We have integrated intellectual property into our business strategy from our inception. Our intellectual property strategy has included assembling a portfolio of patent rights and licenses intended to afford our customers and ourselves freedom to operate for all the products we sell, meaning that our products can be used without infringing on the valid intellectual property rights of others. In addition, we have developed proprietary intellectual property and technical know-how that we maintain as trade secrets. We believe that our intellectual property portfolio will provide significant competitive advantages for future business operations.
We own or license a portfolio of patent rights that exceeds 800 patents and patent applications in the United States and around the world. All of our licenses include commercialization rights in at least research tools, and the right to deliver license rights to our customers for the products that we sell to them.
Episomal reprogramming patents and Thomson reprogramming patents
We own 48 U.S. and foreign patents and patent applications relating to episomal reprogramming, our "footprint-free" reprogramming technology, none of which will expire before 2029. Episomal reprogramming uses genetic elements from a virus, but no actual virus, to enable a plasmid to replicate in the cell being reprogrammed, which helps with reprogramming efficiency. The most significant application of this portfolio is the first filed patent application on the episomal method, U.S. Patent No. 8,546,140 issued in October 2013 on an application originally filed in 2008. The term of this patent will extend until 2029. Other U.S. patents on improvements on this method are expected to issue in 2014. These patent rights cover the following: 1) some of our iPSCs from which we make our current MyCell products, 2) iPSCs made when performing our work for CIRM, and 3) iPSCs from which we make future iCell products when made using episomal reprogramming.
Our license agreement with the Wisconsin Alumni Research Foundation (WARF) provides us with an exclusive, worldwide license to certain patents covering products for diagnostic, research and therapeutic purposes made using another patent position on episomal reprogramming. These licensed patent rights also cover iPSCs from which we make our MyCell product and will cover iPSCs made when performing the work that we are to do for CIRM and iPSCs from which we make future iCell products when made using episomal reprogramming. These licensed patents include nine U.S. and foreign patents and patent applications extending (when issued) to at least 2029, the most significant of which is U.S. Patent No. 8,268,620, which covers episomal reprogramming using certain genetic factors.
Our license agreement with WARF also provides us with a non-exclusive, worldwide license to certain patent rights covering products for research and therapeutic purposes made using certain genetic reprogramming factors, which we refer to as the Thomson reprogramming factors. These licensed patent rights cover iPSCs made using these factors. The license agreement also provides us with an exclusive, worldwide license to make and sell iPSC-derived materials made from these factors for both research and therapeutics uses. These licensed patents include another 15 U.S. and foreign patents and patent applications expiring no sooner than 2028 the most significant of which is U.S. Patent No. 8,183,038, which covers the four factors useful for reprogramming.
Under the license agreement, WARF retains the right to grant non-exclusive licenses covering the patents covering the Thomson reprogramming factors to third parties, limited to internal research use only, as well as the right to use, and grant to non-profit research institutions and governmental agencies non-exclusive licenses to, the licensed patent rights for noncommercial educational and research purposes. In addition, the U.S. government retains certain rights to inventions arising from federally supported research or development. Certain of our exclusive licenses under the license agreement may be converted into non-exclusive licenses in certain circumstances. WARF retains the right to prosecute licensed patent filings worldwide but at our expense we may require them to prosecute a foreign patent filing covering a U.S.

patent exclusively licensed to us. We also are obligated to reimburse WARF for up to the entire cost and expense of prosecuting and maintaining certain of the licensed patents. WARF retains the right to initiate any infringement proceedings. We granted to WARF and certain of its affiliated institutions a non-exclusive, royalty-free, irrevocable, worldwide license for noncommercial research purposes to certain inventions developed by us using the licensed patents, iPSCs made under the license, and certain derivative materials, with the right to grant sublicenses to organizations associated with WARF or the University of Wisconsin for such purposes. We issued shares of our common stock to WARF and its affiliate, WiCell Research Institute, Inc., and we agreed to pay to WARF a license fee, royalties based on sales revenues of licensed products on a country-by-country basis including an aggregate minimum annual royalty, and we also may be required to pay up to an aggregate of $3,000,000 in future milestone payments for therapeutics products the first of which potentially could become due starting in 2018 and the last of which potentially could become due starting in 2024. Since 2008 when we acquired our predecessor companies by merger, we have paid WARF approximately $1,229,000 in license fees and royalties for these licenses and approximately $631,000 as reimbursement of WARF's related patent filing and prosecution costs and expenses. The license agreement will terminate as to each country and licensed product upon expiration of the last-to-expire patent covering licensed products in each country, and it is subject to early termination by WARF in the event of certain breaches by us of the license agreement.
Field patent family
Our license agreement with Indiana University Research and Technology Corporation (IURTC) provides us with an exclusive, worldwide license to the Field patent family. This patent family includes two U.S. patents expiring on March 31, 2015 the most significant of which is U.S. Patent No. 5,733,727, which claims a lineage purification technique to make pure cultures of cardiomyocytes. Under the license agreement, IURTC retains the right to use the licensed patent rights for noncommercial, educational and research purposes and they may permit other universities and non-profit research institutes to use the licensed patent rights under appropriate agreements for the same purposes. In addition, the United States government retains certain rights to inventions arising from federally supported research or development. IURTC retains the right to prosecute licensed patent filings worldwide. We are obligated to reimburse IURTC for up to the entire cost and expense of prosecuting and maintaining the licensed patents. With IURTC's consent, we may initiate infringement proceedings. To date we have paid IURTC approximately $559,000 in license fees and royalties and approximately $112,000 as reimbursement of their related patent filing and prosecution costs and expenses. The license agreement will terminate upon the expiration of the last to expire patent within the licensed patent rights, and it is subject to early termination by IURTC in the event of certain breaches by us of the license agreement. The protection afforded by this patent helped to enable us to develop our purification technique, know-how that we will continue to maintain as a trade secret following the expiration of this patent.
Yamanaka patent estate
Our license agreement with iPS Academia Japan (iPS AJ) provides us with a non-exclusive, worldwide, research use only license to basic patent rights filed by Yamanaka. This patent estate includes 98 U.S. and foreign patents and patent applications expiring between 2026 and 2029 the most significant of which so far is U.S. Patent No. 8,048,999, which covers the Yamanaka set of reprogramming factors. These licensed patents cover our MyCell product, the work that we are to do for CIRM and future iCell products when made from iPSCs made using episomal reprogramming. We agreed to pay to iPS AJ a license fee and royalties including a minimum annual maintenance fee. To date we have paid iPS AJ approximately $450,000 in license fees and royalties. The license agreement will terminate upon the expiration of the last to expire patent within the licensed patents, and it is subject to early termination by iPS AJ in the event of certain breaches by us of the license agreement.
In addition to our portfolio of patents and patent rights, we maintain many of our techniques, protocols and procedures as trade secrets. The documents embodying such techniques, protocols and procedures were all developed as a part of our QMS and new product introduction (NPI) system and are company trade secrets and are maintained as such. All manufacturing is performed using tested trade secret-protected manufacturing protocols. We take all appropriate measures to ensure that we maintain the protection of these materials as trade secrets.
Our manufacturing
We have established a commercial manufacturing pipeline that enables the large-scale creation of new iPSC lines and the differentiation of these lines into our iCell products at industrial scale.
iPSC derivation
We have assembled deep expertise in the iPSC field, and this expertise has been brought to bear on the development of high-throughput methods to manufacture new iPSC lines to rigorous quality standards. Our proprietary method to derive new iPSC lines generates pristine “footprint-free” iPSC lines, and we believe has become one of the preferred reprogramming methods by the general stem cell community. We have optimized and automated this technique so that we can derive high-quality iPSC lines in high-throughput using a standard blood draw that can be collected at any doctor's office or clinic visit. Our overall method enables the derivation of literally thousands of iPSC lines in parallel per year, and is easily scalable.
We are in the process of equipping a dedicated manufacturing facility for the high-throughput manufacture of iPSC lines. This facility, located in Novato, CA within the Buck Institute for Research on Aging, is expected to be fully operational in 2014. The first large project scheduled to be performed in this facility will be the 3-year, $16 million CIRM grant to manufacture 9,000 iPSC lines, and an associated 4-year, $6.3 million subcontract with Coriell for expansion and banking of these new cell lines and up to 300 other cell lines. These 9,000 lines will be derived from 3,000 donors representing 11 different diseases and controls. All of the cell lines manufactured during this project are expected to be available as a bank of cells from which we could manufacture differentiated cell types for our customers through our MyCell product offering.
Manufacture of differentiated cells
To manufacture differentiated cells, we have built three dedicated manufacturing suites totaling approximately 2,500 square feet of space. Within these three suites, products are manufactured on a rotating schedule with priority determined by market forecast. The current capacity of the labs is approximately 70 billion iPSCs/month, as well as the simultaneous manufacturing of two of the following differentiated cell types at a given time: iCell Cardiomyocytes (30 billion/month), iCell Endothelial Cells (20 billion/month), iCell Neurons (30 billion/month) and iCell Hepatocytes (20 billion/month). Should market demand exceed our current capacity limits, the manufacturing productivity can be increased readily through the build-out of additional space or by improved manufacturing techniques that increase unit manufacturing output. We have already identified suitable additional space in Madison, WI should we need to expand manufacturing capacity.
Quality management system
A critical component of our technology platform is the strength of our QMS. As a company that manufactures products for the research market, we chose to use concepts from International Organization for Standardization (ISO) 9001 when developing our core quality system. We believe that the research market today will give rise to a robust and valuable clinical therapeutics market in the future. To manufacture products in that future market, a quality system which is capable of generating FDA cGMP compliant products will be required. Therefore, we also incorporated elements of cGMP in our core QMS. As a result, our QMS is an innovative blend of guidance from both the ISO and cGMP that offers us the unique perspective of a tools manufacturer with an eye towards the future manufacture of clinical grade products.
New product introduction system
Our NPI system is a key component of our overall quality system, and a critical scientific and corporate control point for our activities. Our NPI system allows us to maintain a disciplined focus on our stated product development priorities, and to track the progress of these projects relative to time and budget. This organizing paradigm also offers a set of formulas, templates, Standard Operation Procedures (SOPs), guidelines and milestones that dramatically increase the likelihood that projects are completed as scheduled, and that the outcome of those projects meets the true market requirement for the new product. Each step of the process is carefully recorded in a requirements and specifications document that often exceeds 50 pages for a single product.
Customers
We had 150 different customers in 2013.  Our recent customers include biopharmaceutical companies, contract research organizations, academic researchers and government agencies.  In 2012, we sold our products to 18 of the top 20 biopharmaceutical companies (based on worldwide revenue). We now believe that worldwide research and development spending is a more relevant metric of the sales potential to us of a given biopharmaceutical company. In 2013 we sold to 19 of the top 20 biopharmacuetical companies as ranked by their worldwide research and development spending.
In the last three years, four large biopharmaceutical customers individually accounted for greater than 10% of our total revenue in one or all three years. Eli Lilly and Company (Lilly) accounted for 10% of total revenue in 2011, 18% of total revenue in 2012 and 18% of total revenue in 2013. Hoffmann-La Roche Inc. (Roche) accounted for 13% of total revenue in 2011 and GSK accounted for 11% of our total revenue in 2012. AstraZeneca UK Limited (AstraZeneca) accounted for 15% of our total revenue in 2013.
Under the terms of our Center of Excellence Agreement with Lilly, Lilly has agreed to order a minimum number of units of iCell products each quarter through the fourth quarter of 2014 at a predetermined price for that year. Through December 31, 2014, we will also reprogram a specified number of donor samples provided by Lilly, and we will invoice Lilly for these MyCell products according to predetermined pricing tiers. The agreement also includes both periodic payments related to meetings and milestone payments related to decisions of a joint steering committee and the custom development of two different cell types. As of December 31, 2013 we have recognized $3.0 million of the possible $5.0 million of revenue attributable to this agreement.

Under the terms of our Center of Excellence Agreement with AstraZeneca, AstraZeneca agreed to order a minimum number of units of commercial iCell products, at a predetermined price, pay us for the reprogramming of certain donor samples and pay us upon the achievement of certain milestones related to our attempts to develop, manufacture and commercially release a custom cell type. If the custom cell type is subsequently successfully developed and commercially launched, then AstraZeneca may purchase such cells, at a mutually agreed upon price, through June 2015.

Our initial commercial sales of iCell Cardiomyocytes and related maintenance media and to Roche and certain of Roche's affiliates, were made under the terms of a supply agreement which established predetermined pricing tiers and was not subject to minimum purchase provisions. Sales of iCell Cardiomyocytes under this agreement were completed by August 31, 2012. Our 2011 revenues included revenue from Roche for work under the terms of two collaborative research agreements that in both cases was not subject to minimum purchase provisions. The work under one agreement was completed in 2011, and the work under the other agreement was completed in 2012.

Our initial commercial sales of iCell Cardiomyocytes and related maintenance media to GSK were made under the terms of a supply agreement that provided for predetermined pricing tiers and were not subject to minimum purchase provisions. Sales of iCell Cardiomyocytes under this agreement were completed by May 18, 2012.
Following the completion of these supply contracts, these customers have continued to purchase our products.
Commercial sales and marketing
We are focused on developing and producing human cell-based products that meet our customers' needs. We have built a full service commercial team responsible for working closely with customers to determine their product needs, and that also works closely with our product development, process development and manufacturing teams to develop and deliver on those needs.
Distribution channels
We cover our three core markets with a mixture of direct sales, business development efforts and third party distributors. We directly sell our current iCell products and MyCell products in the United States, Europe and the rest of the world except for Japan, where we use a distributor. In April 2011, we appointed iPS Academia Japan, Inc. (iPS AJ) to distribute and sell specified products in Japan, on a non-exclusive basis. We provide iPS AJ with a predetermined pricing tier.  Either party may terminate the agreement upon 30 days written notice to the other party.
In June 2012, we entered into a Supply and Distribution Agreement with Life Technologies Corporation (LTC).  Under the agreement, Essential 8 Medium is manufactured and distributed by LTC under our semi-exclusive license to manufacture Essential 8 Medium from WARF. LTC is the primary supplier of Essential 8 Medium to us and is the exclusive distributor of Essential 8 Medium to customers throughout the world. The agreement terminates upon the later of 15 years from the effective date or the expiration of our license from WARF for the formulation of the Essential 8 Medium, and the agreement is subject to early termination by us in the event of certain breaches of the agreement by LTC.
Competitive landscape
Currently, our iCell and MyCell products face competition from “home-brew,” other pluripotent cell manufacturers and existing cell models.
Home-brew
Currently multiple government, academic and industrial research labs attempt to utilize iPSC technology to make their own stem cell lines and to differentiate them into terminal tissue cells. These labs tend to be small and have not invested in the personnel, industrial capacity, quality control and assurance systems, and intellectual property to permit production of standardized human cells in sufficient quantity, quality and purity.

Other pluripotent cell manufacturers
Some other companies have either announced an interest in, or begun to market products based on, pluripotent stem cell technology. These companies include Axiogenesis AG, Cellectis, General Electric Co., Life Technologies Corporation, Lonza Group Ltd., Reprocell and Sigma-Aldrich. These companies have either chosen to base their offerings on human embryonic stem cell technologies or have failed to manufacture cells in comparable quantity, quality or purity as us. We believe that to succeed in the markets for standardized human cells, a manufacturer must:

•	Demonstrate a track record of manufacturing one or more human cell types in large-scale volume and under tight industrial control;

•	Demonstrate a track record in developing and manufacturing iPSCs from easily obtainable human samples such as blood;

•	Build a product development organization which has a demonstrated track record of developing differentiated cell types from all three germ layers;

•	Build a product development organization which has skill in the genetic engineering of iPSCs; and

•	Assemble the intellectual property portfolio necessary provide to customers full freedom to operate when using the company's products.
We do not believe that any other company has made the investment in and executed on these key requirements. We are unaware of any competitor whose product offerings equal our iCell and MyCell products in quality, quantity and purity.
Existing cell models
Currently, donated human cells (both from cadavers and living donors), animal cells and immortalized cell lines are available for sale from various companies. This market is highly fragmented with multiple suppliers of each cell type. We believe that standardized human cells will rapidly replace these existing cell types.

Government regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including obligations to seek informed consent from donors for the use of their blood and other tissue. In the United States, human subjects research that is conducted, funded or otherwise supported by a federal department or agency is subject to laws and certain regulations that embody the Federal Policy for the Protection of Human Research Subjects. In addition, any federal department or agency which takes appropriate administrative action can also subject certain human subjects research to certain regulations that embody the Federal Policy for the Protection of Human Research Subjects. When we participate in human subjects research such as research involving our collection of donor tissue samples for reprogramming into iPSCs where the resulting information may allow for the identification of the donor and the research is supported by a federal department (for example, NIH funded research) or we participate in a research activity that is subject to the regulation of a particular federal agency (for example, Investigational New Drug requirements administered by the U.S. Food and Drug Administration (FDA)), the conduct of the research must comply with the relevant Federal Policy for the Protection of Human Research Subjects regulations, which require review and approval by an institutional review board (IRB) operating in accordance with the pertinent requirements of the regulations. We generally make efforts to not obtain private patient health or identifying information for example about donors of sample materials which we reprogram to make iPSCs from which we make our iCell products. However, we may inadvertently receive such information, or we may decide in certain circumstances for example in connection with our MyCell product to receive donor-related information, that may also subject us to state and other privacy laws. Our collaborations with customers in the United Kingdom may involve research activities that are subject to the U.K. Human Tissue Act of 2004 (HTA) such that our customer may be required to be licensed under the HTA for such activities and/or any tissue samples must be collected by our customer in the United Kingdom under donor informed consent procedures and provided to us in accordance with the requirements of the HTA. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. When we engage in business in markets in countries other than the United States, we may become subject to foreign laws and regulations relating to human subjects research and other laws and regulations that are often more restrictive than those in the United States.
Our products are currently labeled and sold to biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, contract research organizations and stem cell banks for research purposes only, and not for therapeutic procedures or any use in humans. As research use only products, they are not subject to regulation as biological products or drugs by the FDA or comparable agencies of other countries. However, if we change the labeling of our products in the future to include therapeutic applications, our products or related applications could be subject to the FDA's pre- and post-market regulations. For example, if we wish to label and market our products for use in performing cell therapy or regenerative medicine, such as tissue engineering or organ replacement, we would need to comply with relevant FDA regulations and might need to obtain FDA pre-market clearance or approval. See "Risk factors—Risks related to our business and strategy."
Employees
As of December 31, 2013, we had 128 full-time and part-time employees worldwide, of which 63 work in research and development, 15 work in general and administrative, 21 work in production and 29 work in sales and marketing.
None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We believe that our current relationship with our employees is good.

Corporate information
Cellular Dynamics International, Inc., incorporated in 2007, is the successor to a corporation of the same name founded in 2004. Our principal executive offices are located at 525 Science Drive, Madison, Wisconsin 53711, and our telephone number is (608) 310-5100. We completed our initial public offering (IPO) in July 2013 and our common stock is listed on the NASDAQ Global Market under the symbol “ICEL." Our corporate website is www.cellulardynamics.com. In the “Investors” section of our website we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required to be filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after the filing of such reports with the Securities and Exchange Commission.
Financial information about foreign and domestic operations
We have a single operating segment. Information about segment and geographic revenue is set forth in Note 2 of our Notes to the financial statements included in Part II, Item 8 "Financial statements and supplementary data" of this Annual Report on Form 10-K.

Item 1A. Risk factors
Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, perhaps significantly.
Risks related to our business and strategy
We have a limited operating history and have incurred significant losses since inception that we expect to continue for the foreseeable future.
We have a limited operating history and have incurred significant and increasing losses in each fiscal year since our inception, including net losses of $21.3 million in 2011, $22.3 million in 2012 and $25.0 million in 2013. As of December 31, 2013, we had an accumulated deficit of $107.0 million. These losses have resulted principally from costs incurred in our research and development programs and from our sales and marketing and general and administrative expenses. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due in part to anticipated increases in expenses for research and product development and significant expansion of our sales and marketing activities. Additionally, when compared to quarters prior to the IPO of our common stock, our general and administrative expenses have increased due to the annual incentive cash compensation plan, the non-employee director compensation plan and additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
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
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in demand for our products; changes in customer budget cycles; variations in customer purchasing strategies including bulk purchases; tendencies among some customers to defer purchase decisions to the end of a quarter or end of a year; changes in our pricing and sales policies or the pricing and sales policies of our competitors; timing of revenue recognition, which may be based on a variety of factors including milestone achievements and progress against experimental work plans; our ability to achieve milestones, progress against experimental work plans and meet other benchmarks under contracts with our customers; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to obtain in a timely manner adequate quantities of the components used in our products; product mix; new product introductions and enhancements by us and by our competitors; and unanticipated increases in costs or expenses. Between the first quarter of 2011 and the fourth quarter of 2013, we experienced percentage changes in consecutive quarterly revenues ranging from a decline of 22% to an increase of 139% as a result of one or more of the factors described above. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. Any failure to adjust spending quickly enough to compensate for a revenue shortfall or decision not to do so could magnify the adverse impact of such revenue shortfall on our results of operations.
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
During 2011, 2012 and 2013, three of our large biopharmaceutical customers individually accounted for greater than 10% of our total revenue in one or more of the years. Eli Lilly and Company (Lilly) accounted for 10% of total revenue in 2011, 18% of total revenue in 2012 and 18% of total revenue in 2013. Hoffmann-La Roche Inc. (Roche) accounted for 13% of total revenue in 2011 and GSK accounted for 11% of our total revenue in 2012. AstraZeneca UK Limited (AstraZeneca) accounted for 15% of our total revenue in 2013. Typically our customers, including those above, purchase our products pursuant to purchase orders, or purchase under contracts for specified periods of time and which may be terminated by our customer. A portion of the revenues attributable to Lilly during the periods described above were pursuant to minimum purchase requirements. If we lose one or more of our significant customers or any of our significant customers experiences financial difficulty, then our business and results of operations could be materially adversely affected.
Our future success is dependent upon our ability to expand our customer base and introduce new products.
Our customer base is primarily composed of biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, contract research organizations and stem cell banks that use our products to perform analyses for research and commercial purposes. Our success will depend in part upon our ability to increase our sales to these core customers, attract additional customers outside of these markets and market new products to existing and new customers as we develop such products. Attracting new customers and introducing new products requires substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with our iCell O/S. Any failure to expand sales to our existing customer base, attract new customers or launch new products would adversely affect our ability to increase our revenues.
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

Our business depends on research and development spending levels of biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, contract research organizations and stem cell banks, and any reduction in such spending could limit our ability to sell our products.
We expect that our revenue in the foreseeable future will be derived from sales to biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, contract research organizations and stem cell banks in the United States, Europe and Japan. Our success will depend upon their demand for and use of our products. Accordingly, the spending policies of these customers could have a significant effect on the demand for our technology. These policies may be based on a wide variety of factors, including the resources available to make purchases, policies regarding spending during recessionary periods and changes in the political climate. In addition, academic, governmental and other research institutions that fund research and development activities may be subject to stringent budgetary constraints that could result in spending reductions, reduced allocations or budget cutbacks, which could jeopardize the ability of these customers to purchase our products. Our operating results may fluctuate substantially due to reductions and delays in research and development expenditures by these customers. For example, reductions in expenditures by these customers may result in lower than expected sales of our products. These reductions and delays may result from factors that are not within our control, such as:

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
On June 27, 2013, we entered into a $20.0 million term loan credit agreement (the “Credit Agreement”) with Sixth Floor Investors LP, as administrative agent, and the other lenders party thereto (the “Lenders”). On June 28, 2013, we incurred $12.0 million of loans under Tranche 1. We did not exercise our option to borrow the remaining $8.0 million of additional loans under Tranche 2 before it expired on December 31, 2013. The indebtedness incurred in connection with the Credit Agreement is secured by a security interest in our assets, other than intellectual property. This indebtedness would be senior to the common stock in the event of our liquidation or the winding up of our business and affairs. We are obligated to make cash payments of interest on that indebtedness. We will also be obligated to make principal payments starting on February 15, 2015.
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
We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

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
The global economy may experience economic downturn, and global credit and capital markets may experience substantial volatility and disruption. Volatility and disruption of financial markets could limit our customers' ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm our results of operations. General concerns about the fundamental soundness of domestic and international economies may also cause our customers to reduce their purchases. Changes in governmental banking, monetary and fiscal policies to address liquidity and increase credit availability may not be effective. Significant government investment and allocation of resources to assist the economic recovery of sectors that do not include our customers may reduce the resources available for government grants and related funding for life science research and development. Continuation or further deterioration of these financial and macroeconomic conditions could significantly harm our sales, profitability and results of operations.
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
For the year ended December 31, 2013, 44% of our revenues were generated outside of the United States. When we engage in business in countries other than the United States, we may become subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We may also experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside of the United States would be subject to political, economic and social uncertainties including, among others:

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
We believe that manufacturing iPSCs using a "footprint-free" reprogramming method will be desirable for the research market and essential for the therapeutic market. The iPSCs we currently manufacture for direct sale are made by reprogramming blood using our episomal reprogramming technology, which is "footprint-free". However, the iPSC line we use in our current iCell products was made in 2008 using the only method then available, viral reprogramming of skin. Our viral reprogramming technology is not "footprint-free" and makes insertions into the genome of the resulting iPSCs. We expect that at some time in the future we will manufacture our iCell products from iPSCs made by reprogramming blood using our episomal reprogramming technology. Our efforts to execute this conversion have required and will continue to require significant expenditures of management and other personnel time. Our business could be materially harmed if we are unable to successfully execute the manufacture of our iCell products using this technology within the time frame or in the quantities demanded by our customers.

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
We operated our business as a private company prior to our IPO. As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company, particularly, after we are no longer an “emerging growth company" as defined in the Jumpstart Our Business Startup Act of 2012 (JOBS Act). We are now subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the Securities and Exchange Commission (SEC), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the Public Company Accounting Oversight Board and The NASDAQ Stock Market, LLC (the NASDAQ Stock Market), each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

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
We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our compliance with these requirements has required and will require us to carry out activities we have not done previously and may divert management's attention from other business concerns, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
As a privately held company, we were not required to maintain internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act of 2002, or Section 404(a). We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2013, and our management will be required to report on the effectiveness of our internal control over financial reporting for our next fiscal year. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements in connection with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls when required, investors could lose confidence in our financial information and the price of our common stock could decline.
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
Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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
Risks related to our common stock
If there is not an active, liquid and orderly trading market for our common stock it may be difficult for holders of our common stock to sell their shares.
Our common stock currently is traded on the NASDAQ Global Market. If there is not an active trading market, holders of our common stock may have difficulty selling shares of our common stock. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From our IPO date to December 31, 2013, our common stock traded between $9.50 and $24.11 per share. Factors affecting our stock price volatility include:

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
Prior to our IPO, there was no public market for shares of our common stock. Sales of substantial amounts of shares of our common stock, including shares issued upon the exercise of outstanding options, in the public market, or the possibility of these sales occurring, could cause the prevailing market price for our common stock to fall or impair our ability to raise equity capital in the future. We had 15,761,725 shares outstanding as of March 5, 2014.
The lock-up agreements entered into in connection with our IPO expired on January 20, 2014. Therefore, all of our outstanding shares of common stock are eligible for sale in the public market, 6,006,992 of which are held by directors, executive officers and other affiliates as of March 5, 2014, the sales of which shares are subject to volume limitations under Rule 144 under the Securities Act and and in some cases, various vesting agreements. In addition, 2,416,800 shares of common stock that are subject to outstanding options and warrants as of as of March 5, 2014 will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 under the Securities Act.
Our directors and executive officers have substantial control over us and could limit our current shareholders' ability to influence the outcome of key transactions, including changes of control.
As of March 5, 2014,, our executive officers, directors and their affiliates beneficially owned or controlled approximately 26% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

We have broad discretion in the use of our cash and other corporate assets and may not use them effectively.
We have broad discretion in the application of our cash and the use of our corporate assets and may utilize such cash and assets in ways that do not improve our results of operations or enhance the value of our common stock. We intend to continue using the net proceeds from our IPO for funding our operations; research and product development activities; sales and marketing activities, including expansion of our sales force to support the ongoing commercialization of our products; for property, plant and equipment, including the build-out of our laboratory in California, and intellectual property; and for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses or other assets; however, we currently have no agreements or commitments to complete any such transaction. We have not allocated these net proceeds for any specific purposes. We might not be able to yield a significant return, if any, on any investment of these net proceeds. Our failure to appropriately apply our IPO proceeds, as well as our cash and other assets, could effectively have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.
We have paid no cash dividends on any of our classes of capital stock to date and currently intend to retain our future earnings to fund the development and growth of our business. In addition, our Credit Agreement restricts the payment of dividends on our capital stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for the foreseeable future.

Item 1B. Unresolved staff comments
None.

Item 2. Properties
Our principal executive offices are located in Madison, Wisconsin, where we occupy approximately 29,000 square feet of office and lab space under a lease that expires in December 2018. We also occupy approximately 4,100 square feet of office and lab space in Novato, California under a lease that expires in September 2017.
We believe that our properties are generally suitable to meet our needs for the foreseeable future. However, we expect that we will continue to seek additional space as needed to satisfy our growth.

Item 3. Legal proceedings
We are not currently a party to any material legal proceedings, but are subject to certain legal proceedings and claims from time to time that are incidental to our ordinary course of business.

Item 4. Mine safety disclosures
Not applicable.

Executive officers of the registrant

Name of officer	Age	Office
Robert J. Palay	57
Founder, Chief Executive Officer and Chairman of the Board. Mr. Palay is one of our founders and has served as Chairman of the Board and as Chief Executive Officer since 2007. Mr. Palay previously served as chairman of the board and chief executive officer of each of our predecessors from their founding until 2008. He also co-founded NimbleGen Systems, Inc., a molecular biology tools company, and served as its chairman of the board from 1999 to 2007 and as its chief executive officer from 1999 to 2000. Since their inception, Mr. Palay has served as a manager of the general partner or manager of each of the various Tactics II entities, which are private investment vehicles and are among our principal shareholders. He received a A.B., magna cum laude, from Harvard College, an M.M. from the J.L. Kellogg Graduate School of Management and a J.D. from the Northwestern University School of Law.

Thomas M. Palay, Ph.D.	60
Founder, President and Vice Chairman of the Board. Dr. Palay is one of our founders and has served as Vice Chairman of the Board and as President since 2007. Dr. Palay previously served as vice chairman of the board and president of each of our predecessors from their founding until 2008. He also co-founded NimbleGen Systems, Inc. and served as its vice chairman of the board, vice president and chief operating officer from 1999 to 2007. Since their inception, Dr. Palay has served as a manager of the general partner or manager of each of the Tactics II entities. Dr. Palay joined the faculty of the University of Wisconsin Law School in 1980. He retired as the Foley & Lardner-Bascom Professor of Law in 2010. Dr. Palay received a B.A., summa cum laude, from Tufts University, a J.D. from the University of Pennsylvania and a Ph.D. from the University of Pennsylvania.

Emile F. Nuwaysir, Ph.D.	45
Vice President – Research & Development, Manufacturing, and Quality Systems and Chief Operating Officer. Dr. Nuwaysir has served as our Vice President of Research and Development, Manufacturing and Quality Systems and as the Chief Operating Officer since 2008. He is a founder and has served as director of Invenra, a Wisconsin-based early stage company developing technology for biopharmaceutical discovery, since its inception in 2011. He previously served as senior vice president of program management at Roche NimbleGen from 2007 to 2008. Prior to this, he was vice president of business development at NimbleGen Systems, Inc. from 2003 to 2007 and held various scientific and managerial roles at NimbleGen Systems, Inc. from 2000 to 2003, including molecular research and development group leader and senior manager of technical and client services. Prior to NimbleGen Systems, Inc., he held a Postdoctoral Fellowship with the National Institute of Environmental Health Sciences within the National Institutes of Health, a postdoctoral fellowship at the University of North Carolina-Chapel Hill and a research position at EI DuPont de Nemours Stine-Haskell Laboratory. He earned his B.A. from the University of Delaware and his Ph.D. in Molecular and Environmental Toxicology with a focus in Oncology from the University of Wisconsin-Madison in the McArdle Laboratory for Cancer Research.

Christopher Parker	49
Vice President – Sales, Marketing and Business Development and Chief Commercial Officer. Mr. Parker has served as our Vice President of Sales, Marketing and Business Development and our Chief Commercial Officer since 2008. He previously served as chief commercial officer of Stem Cell Products, Inc. from 2007 to 2009 and as vice president of Affymetrix, Inc. from 1998 to 2007, where he managed sales and marketing for the global pharmaceutical business unit. He also served on the drug discovery services team at Amersham Pharmacia Biotech Inc. and conducted research in molecular and cellular biology in the Department of Human Oncology at the University of Wisconsin-Madison for over a decade. He received a B.A. from the University of Wisconsin-Madison.

Nicholas J. Seay	63
Vice President and Chief Technology Officer. Mr. Seay has served as our Vice President and Chief Technology Officer since 2007. Representing WARF from 1985 to 2005, Mr. Seay successfully established its human embryonic stem cell intellectual property portfolio. Mr. Seay has served on the board of directors of Epic Systems Corporation since 1983 and BellBrook Laboratories LLC since 2001. Prior to joining our company, from 1989 to 2005, he advised biotechnology companies and worked on significant technologies at Quarles and Brady LLP, specializing in intellectual property law. Mr. Seay earned a B.S. from Cornell University and a J.D. from George Washington University Law School.

David S. Snyder	53
Executive Vice President and Chief Financial Officer. Mr. Snyder has served as our Executive Vice President and our Chief Financial Officer since 2008. He has served as director of Invenra since 2012. He has also served on the Board of Trustees of Ottawa University since 2012. He previously served as senior vice president of finance, site vice president and chief financial officer of Roche NimbleGen from 2007 to 2008. From 2006 to 2007, he served as vice president and chief financial officer of NimbleGen Systems, Inc. Mr. Snyder served as chief financial officer of The Cobalt Group, Inc., a publicly-traded internet software company, from 2000 to 2001, and of Strategic Hotel Capital, LLC, a real estate company, from 1997 to 2000. Mr. Snyder received a B.A., summa cum laude, from Ottawa University and an MBA with high honors from Harvard Business School, where he was designated a George Fisher Baker Scholar.

Anna M. Geyso	50
Senior Vice President, General Counsel and Secretary. Ms. Geyso has served as our Secretary since March 2011 and as our Senior Vice President and General Counsel since November 2013. From 1999 until she joined our company, she was a shareholder of Godfrey & Kahn, S.C. where she practiced in the corporate and securities law areas. Ms. Geyso received a B.B.A. in accounting with honors from the University of Wisconsin-Madison and a J.D. from the University of Michigan Law School.

Part II

Item 5. Market for registrant's common equity, related stockholder matters and issuer purchases of equity securities
Market information
Our common stock has been listed on the NASDAQ Global Market under the symbol "ICEL" since July 25, 2013. Prior to that date, there was no public trading market for our common stock.

The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NASDAQ Global Market for the periods indicated. On March 6, 2014, the last reported sale price of our common stock was $15.46 per share.

Year ended December 31, 2013	High	Low
Third quarter (from July 25, 2013)	$24.11	$9.50
Fourth quarter	20.69	13.88

Holders
As of March 6, 2014, we had 79 holders of record of our common stock.

Dividends
We have paid no cash dividends on our common stock to date and currently intend to retain our future earnings to fund the development and growth of our business. In addition, our Credit Agreement restricts the payment of dividends on our common stock.

Performance graph
The following graph and table compare the change in Cellular Dynamics International, Inc.'s cumulative total shareholder return on its common shares with the NASDAQ Composite Index and the NASDAQ Biotechnology Index.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
7/25/13
7/13
8/13
9/13
10/13
11/13
12/13
Cellular Dynamics International, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 7/25/13 in stock or 6/30/13 in index, including reinvestment of dividends.
Fiscal year ending December 31.

		Month Ending
Index	7/25/13	7/31/13	8/31/13	9/30/13	10/31/13	11/30/13	12/31/13
Cellular Dynamics International, Inc.	$100	$105	$137	$194	$159	$163	$174
NASDAQ Composite	100	107	106	112	116	120	124
NASDAQ Biotechnology	100	114	112	121	121	130	132

Use of proceeds from public offering of common stock
On July 30, 2013 we closed our IPO, in which we registered and sold 3,846,000 shares of common stock at a price of $12.00 per share. The aggregate offering price for shares sold in the offering was approximately $46.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189049), which was declared effective by the SEC on July 24, 2013. J.P. Morgan Securities LLC, Cowen and Company LLC and Leerink Swann LLC acted as the underwriters. We raised approximately $40.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.2 million and other offering expenses of approximately $2.2 million for total expenses of $5.4 million.
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

Item 6. Selected financial data
The following selected historical financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.
The statements of operations data for the years ended December 31, 2011, 2012 and 2013 and the balance sheet data as of December 31, 2012 and 2013 are derived from our audited financial statements appearing in Item 8 “Financial statements and supplementary data” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
(Dollars in thousands, except per share data)	2011	2012	2013

Statements of operations:
Revenues:
Product sales	$1,460	$5,178	$7,998
Collaborations, partnerships and other revenues	1,137	1,404	3,886
Total revenues	2,597	6,582	11,884

Costs and expenses:
Cost of product sales	727	2,089	2,302
Research and development	13,660	14,301	16,622
Sales and marketing	3,031	4,398	6,516
General and administrative	6,482	8,024	10,707
Total costs and expenses	23,900	28,812	36,147

Loss from operations	(21,303)	(22,230)	(24,263)

Other (expense) income:
Interest expense	(44)	(34)	(716)
Other income	3	—	21
Total other expense	(41)	(34)	(695)

Net loss	$(21,344)	$(22,264)	$(24,958)

Net loss per share of common stock, basic and diluted	$(12.47)	$(12.89)	$(3.17)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	1,711,567	1,727,086	7,878,060

	December 31,
(dollars in thousands)	2012	2013
Balance sheet data:
Cash and cash equivalents	$33,900	$62,029
Total current assets	39,601	70,195
Total assets	51,496	83,395
Total current liabilities	3,771	6,629
Long-term debt, less current portion	734	11,879
Accumulated deficit	(82,064)	(107,022)
Shareholders’ equity	46,991	64,887

Item 7. Management's discussion and analysis of financial condition and results of operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Item 1A. Risk factors.”
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will”, “estimate,” “continue,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in Part I Item 1A “Risk factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

Overview
We develop and manufacture fully functioning human cells in industrial quantities to precise specifications. Our proprietary iCell Operating System (iCell O/S) includes true human cells in multiple cell types (iCell products), human induced pluripotent stem cells (iPSCs) and custom iPSCs and iCell products (MyCell products). Our iCell O/S products provide standardized, easy-to-use, cost-effective access to the human cell, the smallest fully functioning operating unit of human biology. Customers use our iCell O/S products, among other purposes, for drug discovery and screening; to test the safety and efficacy of their small molecule and biologic drug candidates; for stem cell banking; and in researching and developing cellular therapeutics.
We conduct our business through one operating segment and as a consequence our discussion below focuses on the the Company as a whole.
We market our products for use in three principal end use markets: 1) in vitro research and development; 2) stem cell banking; and 3) in vivo cellular therapeutics research and development. Our customers include biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, contract research organizations and stem cell banks. In 2012, we sold our products to 18 of the top 20 biopharmaceutical companies (based on worldwide revenue). We now believe that worldwide research and development spending is a more relevant metric of the sales potential to us of a given biopharmaceutical company. In 2013 we sold to 19 of the top 20 biopharmacuetical companies as ranked by their worldwide research and development spending.
In 2013 our Total revenues were $11.9 million, an increase of 81% over 2012. Product sales increased 54% from $5.2 million in 2012 to $8.0 million for 2013. Collaborations, partnerships and other revenues increased 177% from $1.4 million in 2012 to $3.9 million in 2013. This growth has been driven by both increases in the number of our customers and increases in revenue from our top customers.
At December 31, 2013, our total backlog of revenue had grown to approximately $27.6 million with $8.3 million of that amount expected to be recognized in 2014. Backlog includes $15.8 million related to the CIRM agreement and $6.3 million related to our subcontractor agreement with Coriell.
A large portion of our backlog is subject to contractual arrangements which require our performance of certain agreed upon experimental work plans, the achievement of certain research milestones and/or other factors. In addition, certain of these contractual arrangements are terminable at our customers’ discretion. If our customers terminate these contractual arrangements or we are unable to perform or experience delays in performing our obligations, then the recognition of this backlog as revenue may be delayed or may not occur.
We hope to grow revenue in a number of ways. First, we expect to sell our existing products to new customers and in greater volume to current customers. Many of our customers have initially purchased small quantities of our products in order to perform functional product and technical qualification experiments and to perform high throughput assay development. Subsequent to these initial purchases, a number of our customers have then purchased in higher volumes. Secondly, as discussed elsewhere in this filing, we expect to continue to develop new cell types and applications. We expect that we will be able to sell these products to new and existing customers. Lastly, we may be able to enter new markets with our products.
During 2011, 60 customers purchased from us. In 2012 that number grew to 128 and in 2013 increased to 150. Average revenue for our top 10 customers increased from $179,000 in fiscal year ended 2011 to $445,000 in the fiscal year ended 2012 and to $830,000 for the fiscal year ended December 31, 2013.
Gross margins on product sales improved from 60% in 2012 to 71% in 2013. We anticipate that the gross margin from product sales in upcoming periods will likely be lower than that achieved throughout 2013. We expect that this decline will be driven principally by new product introductions and the growth of our MyCell product line.
We intend to achieve profitability as a result of ongoing sales growth in excess of the growth in our operating expenses. Considered in the aggregate, Total costs and expenses (excluding Cost of product sales) grew 27% from 2012 to 2013. This growth was principally due to both a growth in Sales and marketing expenses to support our increases in revenue combined with increases and to growth in our General and administrative expenses incurred as of and since the IPO. However, the growth rate of our Total costs and expenses continues to remain favorable when compared to our 81% growth in Total revenues over the same period.
In 2014 we intend to continue our strategy of developing new cell types and commercializing the iCell O/S for sale in our three principal end use markets. In 2014 we will also begin to recognize significant revenue from the previously announced iPSC banking contract with the CIRM and the related contract with Coriell. As a consequence, we believe our sales into the stem cell banking market will become an increasing percentage of Total revenues. We expect revenue from this contract to be captioned as

Collaborations, partnerships and other revenues and the expenses incurred to perform the contract to be captioned principally as Research and development expenses.
In 2014, among other sources of revenue growth, we expect to generate revenue from our iCell Hepatoycte product and other iCell products currently in development. We expect to continue captioning revenue from the sale of iCell Heptaocytes as Collaborations, partnerships and other revenues until such time as the manufacture of this product meets our criteria for caption as Product sales. Until such time the costs incurred to produce iCell Hepatocytes will continue to be included in Research and development expense.
As a consequence of the aforementioned classification of the CIRM contract and of iCell Hepatocytes sales, we anticipate that 2014 Research and development expenses will be substantially higher than in 2013. However, we do not anticipate significantly expanding Research and development expenses that are devoted to new product development beyond that incurred in prior periods. We expect Sales and marketing expenses to continue growing to support our planned growth in revenue. The amount of General and administrative expenses incurred in the fourth quarter includes most of the running costs we will incur now that we are a public company. General and administrative expenses will grow by the non-cash expenses associated with expected grants of additional incentive stock options as well as additional hiring in support of the business.
On July 30, 2013, we closed our IPO of 3,846,000 shares of our common stock. The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering were $46.2 million. After deducting underwriting discounts and commissions and offering expenses payable by us, we received aggregate net proceeds of approximately $40.8 million. As of December 31, 2013, we had $62.0 million of cash and cash equivalents.
We believe our cash balance is sufficient to meet the operating needs of the company in 2014. In addition to incurring operating losses we also expect to make investments in capital equipment and intellectual property. We do not believe these costs will be significantly greater than those incurred in 2013. Capital expenditures were incurred in the later part of 2013 to equip our new facility in Novato, CA which we have established to perform on the CIRM contract. Capital expenditures will be incurred throughout 2014 to finish equipping that facility. In addition, we will incur capital expenditures to equip additional production labs in Madison, WI and for the general operation of the business.

Results of operations

	Year ended December 31,
(Dollars in thousands)	2011	2012	2013

Statements of operations:
Revenues:
Product sales	$1,460	$5,178	$7,998
Collaborations, partnerships and other revenues	1,137	1,404	3,886
Total revenues	2,597	6,582	11,884

Costs and expenses:
Cost of product sales	727	2,089	2,302
Research and development	13,660	14,301	16,622
Sales and marketing	3,031	4,398	6,516
General and administrative	6,482	8,024	10,707
Total costs and expenses	23,900	28,812	36,147

Loss from operations	(21,303)	(22,230)	(24,263)

Other (expense) income:
Interest expense	(44)	(34)	(716)
Other income	3	—	21
Total other expense	(41)	(34)	(695)

Net loss	$(21,344)	$(22,264)	$(24,958)

Comparison of the years ended December 31, 2011, 2012 and 2013
Product sales:
Product sales represent the sale of iCell O/S products for which there is a well-defined manufacturing and quality control protocol. Products so characterized are produced within our manufacturing organization and are subject to a rigorous set of quality control metrics and other industrial controls. Revenue from the sale of media and reprogramming kits are also captioned as Product sales but are manufactured to our specification by a third party. Our products are typically priced by the unit, and revenue is recognized upon delivery of the units.

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2011	2012	$ Change	% Change	2012	2013	$ Change	% Change
Product sales	$1,460	$5,178	$3,718	255%	$5,178	$7,998	$2,820	54%
Percentage of total revenue	56%	79%			79%	67%
The following table provides product sales revenue by product:

(Dollars in thousands)	Year ended
	December 31,
	2011	2012	2013
iCell Cardiomyocytes	$1,350	$2,610	$4,787
iCell Neurons	45	2,256	2,428
MyCell	—	—	222
Other	65	312	561
Total	$1,460	$5,178	$7,998
The growth in Product sales for both 2012 and 2013 is primarily attributable to an increase in unit volume sales of our iCell Cardiomyocytes and, in 2012, to our iCell Neurons. In addition, our weighted average prices for iCell products increased 5% from 2011 to 2012 and 8% from 2012 to 2013.
During 2013, we recorded the sales of MyCell products within Product sales, reflecting our judgment that delivery of this product had met the criteria for such reporting.

Collaborations, partnerships and other revenues:
Collaborations, partnerships and other revenues consist of fees earned under early access and technology license arrangements, services rendered under experimental work plans, grants and milestone payments received under license and collaboration agreements. Many of these agreements are characterized as multiple-element arrangements. Under this caption, we also report revenue associated with the sale of differentiated cells, such as iCell Hepatocytes, which have not yet met our requirements for characterization as product sales.

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2011	2012	$ Change	% Change	2012	2013	$ Change	% Change
Collaborations, partnerships and other	$1,137	$1,404	$267	23%	$1,404	$3,886	$2,482	177%
Percentage of total revenue	44%	21%			21%	33%

The amount and nature of arrangements in Collaborations, partnerships and other revenues has varied from year to year with the 2013 increases driven primarily by activity on the research components of our center of excellence agreements with Eli Lilly and Company (Lilly) and AstraZeneca UK Limited (AstraZeneca). Neither agreement resulted in revenue until the latter half of 2012.
In 2012 and 2013, we recognized $318,000 and $1.3 million related to custom cell development and joint steering committee activity under the Lilly agreement, including $25,000 and $100,000, respectively, of milestones achieved in those years. Pre-commercial cell types sold to Lilly under the center of excellence amounted to $329,000 in 2013. As of December 2013 $813,000 remained for the Lilly custom cell development and joint steering committee activity that is scheduled to be completed in 2014. In addition, there are $375,000 of milestones that could be achieved during 2014.
In 2013, Collaborations, partnerships and other revenues also included $595,000 of revenue from the research component of the AstraZeneca agreement. In 2012, revenue from the AstraZenenca agreement did not begin until the final quarter and had only $10,000 included in Collaborations, partnerships and other revenues. As of December 31, 2013 we had completed all research work of the AstraZeneca agreement.
Our revenues also included $400,000 in 2012 and $533,000 in 2013 relating to a grant awarded by the National Institute of Health – National Heart Lung and Blood Institute (NHLBI) to the Medical College of Wisconsin (MCOW). This grant involves the derivation and use of iPSC-derived cardiomyocytes. The first two phases of this grant were completed as of June 2013. The third phase, representing approximately $2.7 million of the grant, began in the fourth quarter of 2013 and will continue until the end of the project period in 2016.
On November 4, 2013, we announced the receipt of the Notice of Grant Award (NGA) from CIRM. Receipt of the NGA signified the entry into a definitive agreement with CIRM and the initiation of funding for the $16 million project. In the final months of 2013, we recorded $182,000 of revenue related to this award.
In 2011, revenue included a $216,000 grant from the Wisconsin Department of Commerce (the WDOC) (currently known as the Wisconsin Economic Development Corporation (the WEDC)). The grant was awarded by the WEDC as a 20% match to the 2010 federal grant we received under the Qualifying Therapeutic Discovery Project program created as part of the Affordable Care Act. The WEDC made the grant under two agreements, (1) an agreement entered into in 2005 between Cellular Dynamics International, Inc., our predecessor by merger, and the WDOC and (2) an agreement entered into in 2006 between Stem Cell Products, Inc., our predecessor by merger, and the WDOC. We are not subject to any funding conditions and do not have any continuing obligations to the WEDC under these grants and the WEDC did not receive any intellectual property rights under these grant agreements. Otherwise, 2011 revenue included smaller arrangements for early access to cell types under development and custom cell development. In 2012 we also received a $40,000 match from WEDC related to the MCOW revenues mentioned above.

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

We believe that the difference between Product sales and Cost of product sales (gross margin from product sales) is an important measurement of our performance.  Our gross margin from product sales is likely to vary from period to period because of changes in product costs, product pricing and product mix.  We expect product costs to fluctuate due to: (i) reductions in material costs as products are produced in higher volume; (ii) cost variances in material, labor and overhead attributable to the natural volatility of yield in biological manufacturing processes; (iii) systematic improvements in yield from increased scale and improving methods within our manufacturing processes; and (iv) technical innovation leading to product obsolescence.  Gross margin may also be impacted by pricing pressure from competitors entering our market and by sales and promotion activities. Lastly, our product mix in each reporting period will impact our product gross margin.  Our costs and pricing currently varies across our product portfolio. And, in addition, our future product portfolio will include new products, the costs and pricing for which are unknown.

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2011	2012	$ Change	% Change	2012	2013	$ Change	% Change
Cost of product sales	$727	$2,089	$1,362	187%	$2,089	$2,302	$213	10%
Gross margin of product sales	50%	60%			60%	71%
The 71% gross margin from product sales in the current year reflects reductions in both the material and overhead costs as well as reductions in royalty costs for the currently marketed version of iCell Cardiomyocytes. In addition, the increases in average sales price, discussed above, contributed to the higher margin. The MyCell products introduced during 2013 had, and may continue to have, lower gross margins than our current iCell products.
In the fourth quarter of 2012 we wrote off $413,000 for specific units no longer held for sale. The write-off primarily related to cells manufactured in 2010 and 2011. During that time we manufactured iCell Cardiomyocytes using two alternative methods, each of which produced cells in full conformity with our quality control release specifications. However, due to emerging production efficiencies and customer preference we elected to standardize manufacturing on one method. In the fourth quarter of 2012 we determined that we no longer expected to sell those cells manufactured under the discontinued method and wrote off their value.
Royalty expense related to Product sales totaled $349,000 in 2011, $683,000 in 2012 and $685,000 in 2013 or 24%, 13% and 9% of Product sales in each of those years. The decrease in royalties as a percentage of Product sales over the past three years reflects the generally lower royalty obligation on our portfolio of iCell products, including a lower royalty obligation on our currently marketed version of iCell Cardiomyocytes. A portion of that reduction was due to the expiration in mid-2013, of an underlying patent licensed for use in the production of iCell Cardiomyocytes and iCell Neurons.
We anticipate that the gross margin from product sales in upcoming periods will likely be lower than that achieved throughout 2013. We expect that this decline will be driven principally by new product introductions and the growth of our MyCell product line.

Research and development:
Research and development expenses include: (i) lab supplies, chemical reagents and finished goods internally consumed; (ii) salaries and related personnel expenses, including stock-based compensation, related to our research and development staffing; (iii) allocated and direct overhead and facilities expenses; and (iv) minimum royalties, royalties related to Collaborations, partnerships and other revenues, amortization of licenses and other license maintenance fees. Costs associated with delivering revenue identified as Collaborations, partnerships and other revenues are expensed as Research and development expense. We do not track research and development expenses by individual product, nor do we capitalize any research and development expenses.

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2011	2012	$ Change	% Change	2012	2013	$ Change	% Change
Research and development	$13,660	$14,301	$641	5%	$14,301	$16,622	$2,321	16%
Percentage of total revenue	526%	217%			217%	140%
Ending headcount	54	59			59	63
Compensation and benefits as a percentage of Research and development expenses was 36% in 2011, 36% in 2012 and 32% in 2013. Materials and supplies as a percentage of Research and development expenses was 48% for 2011, 49% for 2012 and 52% in 2013. Materials and supplies expense in 2012 and 2013 was driven largely by development and technology transfer costs associated with iCell Hepatocytes and dopaminergic neurons. Overhead and facilities expenses as a percentage of Research and development expenses was 11% in 2011 and 2012 and 10% in 2013.
Research and development compensation and benefits included $109,000, $112,000 and $114,000 of stock compensation in 2011, 2012 and 2013, respectively.
Research and development expenses also included amortization of license agreements and royalties. Amortization expense increased from $257,000 in 2011 to $347,000 in 2012 and to $522,000 in 2013 as we continued to invest in additional licenses necessary for the conduct of our business. See "Investing activities" below. Royalties related to Collaborations, partnerships and other revenues are also included in Research and development and amounted to just over $300,000 for both 2011 and 2012. In 2013, such royalties increased to $502,000.
We expect to incur only modest expense increases in that portion of our current research and development organization devoted to new product development and ongoing development of existing products. What expense growth does occur is expected to come principally from work on planned new products, progress on workplans associated with current and new collaborators, support and upgrade of our current cell types and some additional research initiatives. In addition, future research and development costs will include the expenses necessary to perform on our recently announced CIRM contract, most of which will be incurred in our new California facility, and the costs associated with iCell Hepatocytes.

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

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2011	2012	$ Change	% Change	2012	2013	$ Change	% Change
Sales and marketing	$3,031	$4,398	$1,367	45%	$4,398	$6,516	$2,118	48%
Percentage of total revenue	117%	67%			67%	55%
Ending headcount	16	25			25	29
Compensation and benefits as a percentage of Sales and marketing expenses was 61% in 2011, 59% in 2012 and 60% in 2013. From 2011 to 2012, over $750,000, or half, of the total Sales and marketing expense increase related to the growth in headcount. Similarly, nearly 60% of the increase from 2012 to 2013 related to headcount and salaries.
As a result of increasing sales, additional products and a growing number of initiatives, variable compensation to our field sales force increased $160,000 from 2011 to 2012 and $200,000 from 2012 to 2013. Advertising, public relations and trade shows increased by $240,000 from 2011 to 2012 and by $257,000 from 2012 to 2013.
Sales and marketing compensation and benefits included $115,000, $114,000 and $206,000 of stock compensation in 2011, 2012 and 2013, respectively.
We continue to anticipate growth in sales and marketing staff related expenses and other sales expenses as we pursue planned activity, new product launches and growth initiatives of 2014.

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

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2011	2012	$ Change	% Change	2012	2013	$ Change	% Change
General and administrative	$6,482	$8,024	$1,542	24%	$8,024	$10,707	$2,683	33%
Percentage of total revenue	250%	122%			122%	90%
Ending headcount	10	13			13	15
A large portion of the increase in General and administrative expenses from 2011 to 2012 was due to $619,000 spent for the resolution of a dispute regarding the terms of one of our licenses. We also incurred in 2012 approximately $222,000 of incremental expenses attributable to the ongoing maintenance of our intellectual property portfolio. The remaining year over year increase was due to increases in compensation and benefits and to certain expenses incurred in anticipation of our IPO.
The increases in General and administrative expenses in 2013 are due to both non-recurring and ongoing expenses attributable to, or triggered by, our IPO. Effective as of the IPO date, our Board approved an annual incentive cash compensation plan for executives and a non-employee director compensation plan. The periods covered under both plans were retroactive to the beginning of 2013. As a result, 2013 General and administrative expenses included an accrued expense of $1.0 million for the annual incentive cash compensation plan and $334,000 for non-employee director compensation. We anticipate similar amounts in 2014.
General and administrative expenses also increased in 2013 due to five months of premiums incurred for directors and officers insurance in the amount of approximately $292,000. We also incurred approximately $240,000 of travel and other expenses in connection with the IPO.
Stock option grants as of the IPO date also contributed to the increase in general and administrative expenses. General and administrative expenses included $670,000, $857,000 and $1.3 million of stock compensation in 2011, 2012 and 2013, respectively.
We anticipate that General and administrative expense in the upcoming year will be at a rate similar to the $3.1 million incurred in the fourth quarter of 2013. However, modest increases in staffing may be required to support our overall growth.

Quarterly results of operations data (unaudited)
The tables below present our unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2013. We have prepared the quarterly data on a basis consistent with the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	2012				2013
(Dollars in thousands)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Product sales	$643	$1,174	$1,075	$2,286	$1,754	$1,969	$1,793	$2,482
Collaborations, partnerships and other revenues	503	86	158	657	636	843	730	1,677
Total revenues	1,146	1,260	1,233	2,943	2,390	2,812	2,523	4,159

Operating expenses:
Cost of product sales	143	418	287	1,241	577	676	371	678
Research and development	3,058	3,765	3,529	3,949	3,856	3,911	3,906	4,949
Sales and marketing	914	1,078	1,083	1,323	1,527	1,504	1,679	1,806
General and administrative	1,819	2,173	1,805	2,227	2,109	1,778	3,727	3,093
Total operating expenses	5,934	7,434	6,704	8,740	8,069	7,869	9,683	10,526

Loss from operations	(4,788)	(6,174)	(5,471)	(5,797)	(5,679)	(5,057)	(7,160)	(6,367)

Other (expense) income:
Interest expense	(10)	(9)	(8)	(7)	(7)	(4)	(358)	(347)
Other income (expense)	1	—	—	(1)	—	—	20	1
Total other expense	(9)	(9)	(8)	(8)	(7)	(4)	(338)	(346)

Net loss	$(4,797)	$(6,183)	$(5,479)	$(5,805)	$(5,686)	$(5,061)	$(7,498)	$(6,713)

Net loss per share of common stock, basic and diluted (1)	$(2.80)	$(3.58)	$(3.16)	$(3.35)	$(3.28)	$(2.92)	$(0.62)	$(0.43)

(1) Net loss per share reflects the issuance of shares of common stock as of the IPO on July 25, 2013, as well as the conversion of preferred stock and the exercise of warrants as of that date.

Liquidity and capital resources
Overview
As of December 31, 2013 we had $62.0 million of cash and cash equivalents. Our company is not profitable and we cannot provide any assurance that we will ever be profitable. As of December 31, 2013, we had an accumulated deficit of $107.0 million. We believe that our cash and cash equivalents should be sufficient to satisfy our operating and investing needs through at least the next 12 months.
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
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(Dollars in thousands)	2011	2012	2013
Operating activities	$(19,232)	$(21,004)	$(21,300)
Investing activities	(931)	(2,527)	(2,221)
Financing activities	29,683	20,702	51,650
(Decrease) increase in cash and cash equivalents	$9,520	$(2,829)	$28,129
Operating activities
Our cash used in operating activities principally reflects our net losses of $21.3 million in 2011, $22.3 million in 2012 and $25.0 million in 2013. Additionally, in 2013, $1.5 million of cash was used for investment in inventory. Increases in work-in-process inventories principally reflects work-in-process for MyCell projects. The remainder of the inventory change reflects the acquisition of raw materials and the manufacture of certain iCell products in anticipation of 2014 demand. In 2012, cash used in operations also reflected a large growth from 2011 in accounts receivable attributable to nearly $2.3 million of product sales in the fourth quarter.
In 2013 our operating losses and our investment in inventory were partially offset by an increase in deferred revenue attributable to the November 2013 payment from CIRM of $1.1 million of which only $182,000 was recognized as revenue in the fourth quarter. Payments from CIRM are expected to be received in advance of work being performed and revenue recognized. As a consequence, we expect to remain in a deferred revenue position on the CIRM contract until it is complete.

A portion of the increased losses in 2013 were also due to increases in stock compensation and the expense related to the annual incentive cash compensation plan adopted as of the IPO. We accrued $1.2 million of the aforementioned incentive compensation as of December 31, 2013. This accrual reflects the majority of the increase in accrued liabilities. We expect the incentive compensation to be paid in March of 2014 after a final determination of the amount is made by our compensation committee.
Investing activities
Investing activities include expenditures for licenses and fixed assets.
In 2010, we purchased $1.5 million of property and equipment, primarily to equip labs at our Madison, Wisconsin location. Those purchases satisfied most of our infrastructure needs for 2011 and 2012 and, as such, property and equipment purchases in 2012 amounted to just $132,000. In late 2013, we began the build-out of our facility in California from which work will be performed on the CIRM award. Capital expenditures, $738,000 of which is included in construction in process for that facility, amounted to $1.3 million as of December 31, 2013. Additional investments in our California facility are expected to continue into the first quarter of 2014. In aggregate, we believe our total amount of capital expenditures in 2014 will be similar to that incurred in 2013.
During 2011, 2012 and 2013, we paid $373,000, $2.4 million and $404,000, respectively, to acquire additional licenses. In September 2012, we entered into a $1.8 million license agreement for a portfolio of licenses. We continue to actively pursue additional licenses and other intellectual property as required to support new product development. The amounts and timing of such expenditures is uncertain.
Financing activities
On July 30, 2013, we closed our IPO of 3,846,000 shares of common stock. The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering were $46.2 million. After deducting underwriting discounts and commissions and offering expenses the aggregate net proceeds totaled $40.8 million.
On June 27, 2013, we entered into the Credit Agreement, which provides for an aggregate amount of term loans equal to $20.0 million. Under the Credit Agreement, we borrowed $12.0 million under Tranche 1 on June 28, 2013, and had the option to borrow an additional $8.0 million under Tranche 2 at any time until December 31, 2013. We did not exercise the Tranche 2 option. In connection with the borrowing, we incurred $222,000 of debt issuance costs.
We used a portion of the proceeds of the Tranche 1 loans to repay the remaining balances, approximately $875,000, due to the WEDC under two existing promissory notes. Please see Note 4 to the financial statements for additional information regarding the Credit Agreement.
Interest expense recognized on the various components of the initial $12.0 million of term loans was $703,000 in 2013 and will be approximately $1.4 million in 2014. Actual cash paid on the term loan was $533,000 for 2013 and is expected to be approximately $1.0 million in 2014.

Off-balance sheet arrangements
We did not have any off balance sheet arrangements as of December 31, 2012 or December 31, 2013.

Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Contractual obligations and commitments
A summary of our contractual obligations and commitments as of December 31, 2013 follows:

		Less than 1			More than 5
(Dollars in thousands)	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt(1)	$15,038	$1,053	$10,710	$3,275	$—
Operating lease obligations	$3,798	853	1,694	1,251	—
Purchase order and capital expenditure commitments	1,008	1,008	—	—	—
Total	$19,844	$2,914	$12,404	$4,526	$—

(1) Includes interest payments.
The lease for our Madison, Wisconsin offices expires in December 2018. The lease for our Novato, California facility expires in September 2017.
We have entered into various license agreements under which we pay annual maintenance fees, nonrefundable license issuance fees and royalties as a percentage of net sales for the sale or sub-license of products using the licensed technology. If we elect to maintain these license agreements, we will pay, in aggregate, minimum annual fees of an average of approximately $500,000 per year through 2033. Maintenance fees, including fees to defend the licenses, are indeterminate, but will continue for the remainder of the license term.
Future payments related to these license agreements have not been included in the contractual obligations table above as the period of time over which the future license payments will be required to be made, and the amount of such payments are indeterminable.
Critical accounting policies, significant judgments and estimates
Our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates may occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our financial condition and results of operations. Our accounting policies are more fully described in Note 2 of the notes to our financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue recognition
We recognize revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition.
Product sales – We recognize product sales revenue when the following four basic revenue criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. We estimate the return and replacement reserves based on our experience with historical return rates. Product returns and replacements historically have not been material and are not expected to be material.
In June 2012, we finalized a supply and distribution agreement with Life Technologies Corporation whereby they will manufacture certain cell media for us and serve as our sole distributor of these products to third parties. We are recognizing this revenue in accordance with ASC 605-45—Revenue Recognition—Principal Agent Consideration. ASC 605-45 specifies various indicators that support the reporting of revenue on a gross basis, including inventory risk, changes to the product and discretion in changing the supplier. We do not believe that this agreement includes these characteristics and therefore are recognizing the revenue on a net basis.
Collaborations, partnerships and other revenues—We recognize revenue from collaborations, services and other arrangements when our contractual services are performed, provided collectability is reasonably assured. Collaborations may include upfront non-refundable payments, development milestone payments and research and development funding. Principal costs under these agreements includes our personnel conducting research and development, supplies consumed in that process and allocated overhead.
We recognize revenues from non-refundable up-front license fees received under collaboration agreements ratably over the estimated performance period of the collaboration agreement. The estimated performance period is typically based upon detailed project plans completed by the project managers, who establish in regular discussion and collaboration with a counterpart at the customer, key project activities, milestones and resources. If the estimated performance period is subsequently modified, we will modify the period over which the up-front license fee is recognized on a prospective basis.
We recognize revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, we have no further performance obligations relating to the event and collectability is reasonably assured. If these criteria are not met, we recognize milestone payments ratably over the remaining period of the performance obligations under the collaboration agreement.
For a milestone to be considered substantive, the payment associated with its achievement must have all of the following characteristics:

•	relate solely to past performance;

•	be reasonable, relative to all of the elements and payment terms in the arrangement; and

•	be commensurate with either our effort required to achieve the milestone or the enhanced value of the delivered item(s) as a result of the milestone achievement.
As of December 31, 2013, our contract with Eli Lilly and Company (Lilly), - see Multiple-element arrangements section below, had seven remaining milestones with associated payments totaling $375,000 that are accounted for under the milestone method and are attributable to achievement of certain research results prior to the end of 2014. Two of the six milestones originally had a target date in 2013, but were extended to 2014. If the specified results or timing of results are not achieved, the milestone payments will not be made. In 2012, we sent invoices of $125,000 for milestones achieved. Of the achieved milestones, $25,000 was recognized as revenue under the milestone method, while the remaining $100,000, which related to milestones that were not considered substantive, was deferred and accounted for ratably over the remaining period of our performance obligations under the contract. In 2013, we recognized $100,000 related to milestones achieved during the year.
Payments, such as grants or awards, received for the reimbursement of expenses for research and development activities are recorded as revenue at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of research and development expenses.
In November, 2013, we announced that we had received a Notice of Grant Award (NGA) for $16 million from CIRM to create a human induced pluripotent stem cell biobank from 3,000 individuals. The agreement runs through October 31, 2016. In accounting for revenue over that time period we will use the Proportional Performance Method whereby revenue will be recognized in proportion to the level of service, as measured by labor and materials cost, provided on a systematic and rational basis. In 2013, we received an initial award payment of $1,105,000 and recognized $182,000 as revenue, resulting in deferred revenue of $924,000 as of December 31, 2013.

Multiple-element arrangements – Arrangements with customers may include multiple deliverables, including collaborations or agreements that combine products, research and development, participation in joint steering committees and other deliverables. For our multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in our control. Revenue is then allocated to each unit of accounting based on the relative selling price of each unit of accounting based first on Vendor Specific Objective Evidence (“VSOE”) if it exists, based next on Third Party Evidence (“TPE”) if VSOE does not exist, and, finally, if both VSOE and TPE do not exist, based on Best Estimated Selling Price (“BESP”).
VSOE—In many instances, products are sold separately in stand-alone arrangements. We determine VSOE based on its normal pricing and discounting practices for the specific product when sold separately.
TPE—When VSOE does not exist, we attempt to determine TPE based on competitor prices for similar deliverables when sold separately. Given the novel nature and early stage of our products, it is difficult to obtain the pricing of similar products with similar functionality sold by other companies on a stand-alone basis. Therefore, we are typically not able to determine TPE.
BESP—The objective of BESP is to determine the price at which we would transact a sale if the deliverable were sold on a stand-alone basis. When both VSOE and TPE do not exist, typically in the case of research and development and joint steering committee elements, we determine BESP by considering the cost of the activities required by the agreement and the rights of us and our customers to the resulting technology.
After separating the elements of an arrangement into the appropriate units of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.
In accounting for the multiple-element arrangements, revenue is limited to the lesser of 1) the cumulative amount of payments received or invoiced; or 2) the cumulative amount of revenue earned, as determined using the pro-rata allocation and delivery status or progress of each element.
In June 2012, we finalized a $5 million multiple-element agreement with Lilly that runs through December 2014. Under the terms of the agreement, Lilly will order a minimum number of units of iCell products each quarter through the fourth quarter of 2014 at a predetermined price for each year. If Lilly fails to order the minimum number of units, we may choose a commercial iCell type for the shortfall and invoice Lilly for the same. In addition, through December 31, 2014, we will also reprogram a specified number of donor samples provided by Lilly, and invoice Lilly for these MyCell products according to predetermined pricing tiers. The agreement also includes both periodic and milestone payments related to meetings and decisions of a joint steering committee and the custom development of two different cell types.
In December 2012, we finalized a one year $1.3 million multiple-element agreement with AstraZeneca UK Limited (AstraZeneca). Under the terms of the agreement, AstraZeneca agreed to order a minimum number of units of commercial iCell products, at a predetermined price, prior to December 3, 2013. During the term, we are to reprogram donor samples provided by AstraZeneca and will invoice AstraZeneca for any such reprogramming. We believe our remaining obligations under this agreement will be completed in early 2014. In addition, AstraZeneca agreed to provide payments upon the achievement of certain milestones related to our attempts to develop, manufacture and commercially release a custom cell type. If such cells are successfully developed and commercially launched, then AstraZeneca may purchase such cells, at a mutually agreed upon price, during the term of the agreement and for a period of 18 months thereafter.
Changes in judgments and estimates regarding application of these revenue recognition guidelines as well as changes in facts and circumstances could result in a change in the timing or amount of revenue recognized in future periods. During 2011, 2012 and 2013, we did not have any significant changes in estimates that impacted the financial statements.

Stock-based compensation
We utilize the Black-Scholes option-pricing model to determine the fair value of option grants. When the option grants have the characteristics of a "plain-vanilla" grant the expected term is based on the simplified method as prescribed by Staff Accounting Bulletin ("SAB") No. 107 and SAB No. 110. In the event that the options do not have such characteristics we base the expected term on items such as expiration dates and other factors unique to the grantee. The risk-free interest rate assumptions are based on the U.S. Treasury bond rates appropriate for the expected term in effect at the time of grant. The expected volatility is based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development. The forfeiture rates are based on historical experience for similar classes of employees. The dividend yield is based on expected dividends at the time of grant. Prior to our IPO, the determinations of fair values were based on, among other things, valuation analyses, review of historical financial results, business milestones, financial forecasts and business outlook as of the grant dates. Total enterprise value ranges and the total equity value ranges were estimated utilizing both the income approach and the market approach guidelines. Following the IPO, the common stock was valued by reference to its publicly traded price.
Assumptions used to value the most recent option grants were as follows:

	2012	2013
Estimated expected term	6 years	6 to 8 years
Risk-free interest rate	0.98%	1.70% to 2.22%
Expected volatility assumption	66%	64% to 68%
Forfeiture rate	0 to 7.0%	0 to 7.0%
Dividend yield assumption	—%	—%
Option awards to consultants, advisors or other independent contractors have been granted with an exercise price equal to the market price of our stock at the date of the grant, with 10-year contractual terms and vesting dependent upon whether the individual continues to provide services to the Company. The value of stock options to these parties is measured at the then-current market value as of financial reporting dates and compensation cost is recognized for the net change in the fair value of the options for the reporting period, until vesting terms are met. In determining the fair value of options granted to consultants, advisors and other independent contractors, we use the Black-Scholes valuation model in a manner consistent with its use in determining the fair value of options granted to employees and directors. The options that vest are adjusted, for the last time, to the then-current fair value and compensation cost is recognized accordingly.

Accounting for income taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. Our provision for income taxes generally consists of tax expense related to current period earnings. As part of the process of preparing our financial statements, we continuously monitor the circumstances impacting the expected realization of our deferred tax assets for each jurisdiction. We consider all available evidence, including historical operating results in each jurisdiction, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. To the extent a deferred tax asset cannot be recognized, a valuation allowance is established to reduce our deferred tax assets to the amount that is more likely than not to be realized.
We have recorded a full valuation allowance on our deferred tax assets due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits. We intend to maintain this valuation allowance until sufficient evidence exists to support its reduction. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed which in turn would affect net income.
Inventory valuation
Inventories are valued at the lower of cost or market using the weighted-average cost method. Inventories include raw materials, work in process and finished goods. Variances from this weighted average are expensed in the current period. Inventory includes finished goods that may be used by our research and development, technical services and marketing groups.
We regularly review inventory on hand and compare balances to sales forecasts and expected internal usage. We record provisions, when required, for slow moving, excess and obsolete inventories to reduce inventory values from cost to their estimated net realizable values, based on product life cycle, development plans, product expiration and quality issues. We do not believe that our iCell products experience any degradation in quality during extended periods of cyropreserevation.
Goodwill
The entire balance of goodwill resulted from the 2008 acquisition of two companies and represents the purchase price in excess of identifiable assets and in-process research and development acquired in that transaction. Goodwill is not amortized.  We have a single reporting unit and all goodwill relates to that unit.
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. We conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, we then conduct a two-part test for impairment of goodwill. The qualitative factors which we may assess during the qualitative approach include, but are not limited to, macroeconomic conditions, industry and market considerations, our overall financial performance and the excess of prior year estimates of fair value compared to carrying value. Based on this qualitative assessment, we concluded that as of the 2013 annual impairment test date, it was more likely than not that the fair value of the reporting unit was greater than its carrying value, and no further testing was performed. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then we perform the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of our reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss to be recorded. The second step of the impairment test requires a comparison of the implied fair value of the goodwill to the carrying value of the goodwill with the difference being the loss to be recorded. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test.

We performed our annual assessment for goodwill impairment in the fourth quarters of 2012 and 2013, noting no impairment in either year. We have not recorded any impairment of goodwill since the amount was recorded in 2008. We believe that the goodwill balance is substantially in excess of the carrying value.

Recent accounting pronouncements
There are no recent accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Item 7A. Quantitative and qualitative disclosures about market risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes.
Foreign currency exchange risk
All cash and cash equivalents are maintained in U.S. dollars, and, to date, our revenue, including transactions with our Japanese distributor, has been denominated in U.S. dollars. Our expenses are typically incurred in the United States, although we have sales and marketing employees located in the United Kingdom and Germany whose salaries and activities are paid in the local currency. The account used for these foreign activities is funded on a periodic basis. The value of activity in this arrangement is not considered significant compared to overall sales and marketing activity. However, if funded in a similar manner, future foreign sales and marketing efforts may result in additional exchange risk.
Interest rate sensitivity
Cash and cash equivalents are held for working capital purposes. As of December 31, 2013 we had $54.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $455,000 in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. Our remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. We have not experienced any losses in such accounts and believes that we are not exposed to any significant risk on these balances.
Outstanding balances under the Credit Agreement bear interest at 6.5% per annum plus the greater of 2% or one month LIBOR. Currently, one-month LIBOR is below the 2% floor, therefore, we do not believe that near term changes in LIBOR would have a material impact on our financial condition.
Fair value of financial instruments
The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. Based upon interest rates currently available to us for debt with similar terms and lenders, we believe the carrying value of our long-term debt is also approximately equal to its fair value.

Item 8. Financial statements and supplementary financial data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cellular Dynamics International, Inc.
Madison, Wisconsin
We have audited the accompanying balance sheets of Cellular Dynamics International, Inc. (the "Company") as of December 31, 2012 and 2013, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Cellular Dynamics International, Inc. as of December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Chicago, Illinois
March 10, 2014

Cellular Dynamics International, Inc.
Balance sheets
(Dollars in thousands, except per share amounts)	December 31, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$33,900	$62,029
Accounts receivable, net	2,658	3,318
Inventories	2,381	3,884
Prepaid expenses and other assets	662	964
Total current assets	39,601	70,195
Property and equipment, net	873	2,052
Goodwill	6,817	6,817
Intangible assets, net	4,195	4,122
Debt issuance costs, net	—	199
Other assets	10	10
Total	$51,496	$83,395

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,035	$1,811
Accrued liabilities	1,830	3,361
Deferred revenue	570	1,439
Current maturities of long-term debt	336	18
Total current liabilities	3,771	6,629
Long-term debt, less current portion	734	11,879
Commitments and contingencies (Note 9)
Shareholders' equity:
Series A Convertible preferred stock, $0.01 par value — authorized, 28,413,291 shares at December 31, 2012 and none at December 31, 2013; issued and outstanding, 2,914,187 shares at December 31, 2012 and none at December 31, 2013	28,191	—
Series B Convertible preferred stock, $0.01 par value — authorized, 70,512,809 shares at December 31, 2012 and none at December 31, 2013; issued and outstanding, 7,232,092 shares at December 31, 2012 and none at December 31, 2013	91,413	—
Preferred stock, $0.01 par value — authorized, none at December 31, 2012 and 10,000,000 shares at December 31, 2013; no shares issued and outstanding, at December 31, 2012 and December 31, 2013	—	—
Common stock, $0.0001 par value — authorized, 135,715,623 at December 31, 2012 and 100,000,000 at December 31, 2013; issued and outstanding, 1,733,651 shares at December 31, 2012 and 15,757,725 shares at December 31, 2013	—	2
Additional paid-in capital	9,451	171,907
Accumulated deficit	(82,064)	(107,022)
Total shareholders' equity	46,991	64,887
Total	$51,496	$83,395

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of operations
	Year ended
	December 31,
(Dollars in thousands, except per share data)	2011	2012	2013
Revenues:
Product sales	$1,460	$5,178	$7,998
Collaborations, partnerships and other revenues	1,137	1,404	3,886
Total revenues	2,597	6,582	11,884

Costs and expenses:
Cost of product sales	727	2,089	2,302
Research and development	13,660	14,301	16,622
Sales and marketing	3,031	4,398	6,516
General and administrative	6,482	8,024	10,707
Total costs and expenses	23,900	28,812	36,147

Loss from operations	(21,303)	(22,230)	(24,263)

Other (expense) income:
Interest expense	(44)	(34)	(716)
Other income	3	—	21
Total other expense	(41)	(34)	(695)

Net loss	$(21,344)	$(22,264)	$(24,958)

Net loss per share of common stock, basic and diluted	$(12.47)	$(12.89)	$(3.17)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	1,711,567	1,727,086	7,878,060

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of shareholders' equity
For the years ended December 31, 2011, 2012 and 2013

							Additional		Total
(Dollars in thousands)	Preferred Series A		Preferred Series B		Common		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE — January 1, 2011	2,914,187	$28,191	3,205,133	$40,503	1,709,135	$—	$7,060	$(38,456)	$37,298
Issuance of Series B			2,366,867	29,925					29,925
Issuance of stock options for intangible assets							215		215
Exercise of stock options					4,220		26		26
Stock-based compensation							902		902
Net loss								(21,344)	(21,344)
BALANCE — December 31, 2011	2,914,187	28,191	5,572,000	70,428	1,713,355	—	8,203	(59,800)	47,022
Issuance of Series B			1,660,092	20,985					20,985
Exercise of stock options					20,296		151		151
Stock-based compensation							1,097		1,097
Net loss								(22,264)	(22,264)
BALANCE — December 31, 2012	2,914,187	28,191	7,232,092	91,413	1,733,651	—	9,451	(82,064)	46,991
Issuance of common stock upon initial public offering, net of offering costs					3,846,000	1	40,771		40,772
Conversion of Series A and Series B	(2,914,187)	(28,191)	(7,232,092)	(91,413)	10,146,279	1	119,603		—
Issuance of stock options for intangible assets							70		70
Warrants issued with long-term debt							241		241
Exercise of warrants					8,208		1		1
Exercise of stock options					23,587		155		155
Stock-based compensation							1,615		1,615
Net loss								(24,958)	(24,958)
BALANCE — December 31, 2013	—	$—	—	$—	15,757,725	$2	$171,907	$(107,022)	$64,887

Cellular Dynamics International, Inc.
Statements of cash flows
	Year ended
	December 31,
(Dollars in thousands)	2011	2012	2013
Cash flows from operating activities:
Net loss	$(21,344)	$(22,264)	$(24,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,109	1,086	800
Amortization of licenses, patents and other agreements	257	347	522
Amortization of debt issuance costs and debt discount	—	—	50
Loss (gain) on disposal of assets	(3)	6	—
Stock-based compensation	902	1,097	1,615
Gain on revaluation of warrants	—	—	(20)
Changes in operating assets and liabilities:
Accounts receivable	178	(1,735)	(660)
Inventories	(423)	344	(1,503)
Prepaid expenses and other current assets	(31)	(322)	(302)
Accounts payable	(338)	(87)	614
Accrued liabilities	282	288	1,558
Accrued interest	13	—	115
Deferred revenue	166	236	869
Net cash used in operating activities	(19,232)	(21,004)	(21,300)

Cash flows from investing activities:
Purchases of property and equipment	(558)	(132)	(1,817)
Payments to acquire licenses	(373)	(2,395)	(404)
Net cash used in investing activities	(931)	(2,527)	(2,221)

Cash flows from financing activities:
Repayments of debt	(268)	(434)	(1,055)
Proceeds from debt	—	—	12,000
Payments of debt issuance costs	—	—	(222)
Proceeds from exercise of stock options	26	151	155
Proceeds from issuance of preferred stock	29,925	20,985	—
Proceeds from issuance of common stock, net of offering costs	—	—	40,772
Net cash provided by financing activities	29,683	20,702	51,650
Net increase (decrease) in cash and cash equivalents	9,520	(2,829)	28,129

Cash and cash equivalents — Beginning of period	27,209	36,729	33,900

Cash and cash equivalents — End of period	$36,729	$33,900	$62,029

Supplemental disclosure of cash flow information —
Cash paid for interest	$31	$36	$545

Supplemental information on noncash activities:
Issuance of stock options for intangible assets	215	—	70
Warrants issued with long-term debt	—	—	261
Property and equipment not yet paid	—	—	162
Licenses not yet paid	—	—	25
Accrued interest converted to principal	—	66	—
Fixed asset trade in credit	14	—	—
Accrued royalty applied to payment for license	50	—	—
See notes to financial statements.

Cellular Dynamics International, Inc.
Notes to financial statements
December 31, 2013

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
The Company develops and manufactures fully functioning human cells in industrial quantities to precise specifications. Its proprietary iCell Operating System (iCell O/S) includes true human cells in multiple cell types (iCell products), human induced pluripotent stem cells (iPSCs) and custom iPSCs and iCell products (MyCell products). Its iCell O/S products provide standardized, easy-to-use, cost-effective access to the human cell, the smallest fully functioning operating unit of human biology. Customers use the Company's iCell O/S products, among other purposes, for drug discovery and screening; to test the safety and efficacy of their small molecule and biologic drug candidates; for stem cell banking; and in the research and development of cellular therapeutics.
On June 27, 2013, the Company’s Board of Directors authorized a 1 for 9.75 reverse split of its Series A preferred stock, Series B preferred stock and common stock which was effective July 9, 2013. These financial statements give retroactive effect to the stock split.

2.    Supplemental financial information
Presentation and use of estimates – The accompanying financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include primarily those required in the valuation of inventory, patents, licenses, goodwill, intangible assets, and property and equipment; the timing of revenue recognition; and the calculation of stock-based compensation. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the Company’s financial position, results of operations or cash flows.
Cash and cash equivalents – The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash and cash equivalents.
Accounts receivable – The Company establishes an allowance for doubtful accounts based on a customer's ability and likelihood to pay. There was no allowance at either December 31, 2012 or December 31, 2013.

The Company does not accrue interest on past due amounts. Past due accounts are determined based on customer terms, the policy for write-offs and collection efforts based upon individual account circumstances.
Inventories – Inventories are valued at the lower of cost or market using the weighted-average cost method. The weighted-average method examines total production volume and total labor and overhead over an appropriate historical period and establishes a weighted-average value of materials, overhead and labor to be assigned to each unit of finished goods inventory. Variances from this weighted average are expensed in the current period.
Inventory includes finished goods that may be used by the Company’s research and development, technical services and marketing groups. When such products are consumed internally they are expensed at their inventoried cost to the appropriate department.
Provisions, when required, for slow moving, excess and obsolete inventories are recorded to reduce inventory values from cost to their estimated net realizable values, based on product life cycle, development plans, product expiration and quality issues. In the fourth quarter of 2012, the Company wrote off $413,000 for specific units no longer held for sale.
Inventories at December 31, 2012 and December 31, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	December 31, 2013
Raw materials	$1,032	$1,658
Work in process	145	547
Finished goods	1,204	1,679
Total	$2,381	$3,884

Prepaid expenses and other current assets – Prepaid expenses and other current assets consist of insurance premiums, annual maintenance contracts, prepaid rent resulting from recording rent on a straight-line basis, professional fees and other miscellaneous payments and deposits.
Property and equipment – Property and equipment are recorded at cost and are depreciated using the straight-line method over the useful life of the assets, which is three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term.
Property and equipment at December 31, 2012 and December 31, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	December 31, 2013
Leasehold improvements	$438	$451
Production and lab equipment	3,852	4,815
Office and computer equipment	475	546
Construction-in-progress	—	932
	4,765	6,744
Less accumulated depreciation and amortization	(3,892)	(4,692)
Total	$873	$2,052

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. No impairment losses were recorded in either 2011, 2012 or 2013.
Goodwill – The entire balance of goodwill resulted from the 2008 acquisition of two companies and represents the purchase price in excess of identifiable assets and in-process research and development acquired in that transaction. Goodwill is not amortized.  The Company has a single reporting unit and all goodwill relates to that unit.
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. The Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, it then conducts a two-part test for impairment of goodwill. The qualitative factors which the Company may assess during the qualitative approach include, but are not limited to, macroeconomic conditions, industry and market considerations, the overall financial performance of the Company, and the excess of prior year estimates of fair value compared to carrying value. Based on this qualitative assessment, management concluded that as of the 2013 annual impairment test date, it was more likely than not that the fair value of the reporting unit was greater than its carrying value, and no further testing was performed. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then the Company performs the two-step test for goodwill impairment. The first step involves comparing the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss to be recorded. The second step of the impairment test requires a comparison of the implied fair value of the goodwill to the carrying value of the goodwill with the difference being the loss to be recorded. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the first step of the goodwill impairment test.

The Company performed its annual assessment for goodwill impairment in the fourth quarters of 2012 and 2013, noting no impairment in either year. The Company has not recorded any impairment of goodwill since the amount was recorded in 2008.

Intangible assets – Intangible assets consist of licenses, patents, trade name and a noncompetition agreement with a scientific founder.
The Company expenses patent related costs as incurred because, even though the Company believes the patents and underlying processes have continuing value, the amount of future benefits to be derived therefrom is uncertain. Purchased patents and licenses are capitalized and amortized on a straight-line basis over the useful life of the patent or license, which range from one to twenty years. When patents reach a mature stage, any associated legal, defense and maintenance costs are expensed as incurred.
Accrued liabilities – Accrued expenses include accrued payroll, accrued vacation, accrued incentive compensation, accrued royalties, sales and use taxes payable and other various unpaid expenses.
Accrued liabilities at December 31, 2012 and December 31, 2013, consisted of the following:

(Dollars in thousands)	December 31, 2012	December 31, 2013
Accrued payroll, vacation and employee-related expenses	$741	$1,024
Accrued incentive compensation	—	1,229
Accrued unbilled professional fees	315	196
Accrued royalties	500	584
Accrued quarterly consulting fees	76	76
Accrued incentives for sales staff	128	202
Other	70	50
Total	$1,830	$3,361

Deferred revenue – Deferred revenue represents payments received, but not yet earned. The entire balance of deferred revenue of $570,000 at December 31, 2012 related to a multiple element arrangement with Eli Lilly and Company (Lilly). As of December 31, 2013, the deferred revenue balance included $924,000 related to the California Institute for Regenerative Medicine (CIRM) project, $279,000 related to the Lilly arrangement and several smaller balances related to ongoing MyCell projects.
Debt discounts – The Company recorded the fair value of the warrants issued in connection with the Credit Agreement, see Note 4, as a debt discount. The debt discount is amortized to interest expense over a period ending on the earlier of the maturity date of the notes or the date on which the notes are repaid.

Revenue recognition – The Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition.
Product sales – The Company recognizes product sales revenue when the following four basic revenue criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. The Company estimates its return and replacement reserves based on its experience with historical return rates. Product returns and replacements historically have not been material and are not expected to be material.
In June 2012, the Company finalized a supply and distribution agreement with Life Technologies Corporation whereby they will manufacture certain cell media for the Company and serve as its sole distributor of these products to third parties. The Company is recognizing this revenue in accordance with ASC 605-45—Revenue Recognition—Principal Agent Consideration. ASC 605-45 specifies various indicators that support the reporting of revenue on a gross basis, including inventory risk, changes to the product and discretion in changing the supplier. The Company does not believe that this agreement includes these characteristics and therefore is recognizing the revenue on a net basis.
Collaborations, partnerships and other revenues—The Company recognizes revenue from collaborations, services and other arrangements when its contractual services are performed, provided collectability is reasonably assured. Collaborations may include upfront non-refundable payments, development milestone payments and research and development funding. Principal costs under these agreements includes the Company’s personnel conducting research and development, supplies consumed in that process and allocated overhead.
The Company recognizes revenues from non-refundable up-front license fees received under collaboration agreements ratably over the estimated performance period of the collaboration agreement. The estimated performance period is typically based upon detailed project plans completed by the project managers, who establish in regular discussion and collaboration with a counterpart at the customer, key project activities, milestones and resources. If the estimated performance period is subsequently modified, the Company will modify the period over which the up-front license fee is recognized on a prospective basis.
The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collectability is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of its performance obligations under the collaboration agreement.
For a milestone to be considered substantive, the payment associated with its achievement must have all of the following characteristics:

•	relate solely to past performance;

•	be reasonable, relative to all of the elements and payment terms in the arrangement; and

•	be commensurate with either the Company’s effort required to achieve the milestone or the enhanced value of the delivered item(s) as a result of the milestone achievement.

As of December 31, 2013, the Company’s contract with Lilly, - see Multiple-element arrangements section below, had seven remaining milestones with associated payments totaling $375,000 that are accounted for under the milestone method and are attributable to achievement of certain research results prior to the end of 2014. Two of the seven milestones originally had a target date in 2013, but were extended to 2014. If the specified results or timing of results are not achieved, the milestone payments will not be made. In 2012, the Company sent invoices of $125,000 for milestones achieved. Of the achieved milestones, $25,000 was recognized as revenue under the milestone method, while the remaining $100,000, which related to milestones that were not considered substantive, was deferred and accounted for ratably over the remaining period of the Company’s performance obligations under the contract. In 2013, the Company recognized $100,000 related to milestones achieved during the year.
Payments, such as grants or awards, received for the reimbursement of expenses for research and development activities are recorded as revenue at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of research and development expenses.
In November, 2013, the Company announced that it had received a Notice of Grant Award (NGA) for $16 million from CIRM to create a human induced pluripotent stem cell biobank from 3,000 individuals. The agreement runs through October 31, 2016. In accounting for revenue over that time period the Company will use the Proportional Performance Method whereby revenue will be recognized in proportion to the level of service, as measured by labor and materials cost, provided on a systematic and rational basis. In 2013, the Company received an initial award payment of $1,105,000 and recognized $182,000 as revenue, resulting in deferred revenue of $924,000 as of December 31, 2013.

Multiple-element arrangements – Arrangements with customers may include multiple deliverables, including collaborations or agreements that combine products, research and development, participation in joint steering committees and other deliverables. For the Company’s multiple-element arrangements, deliverables are separated into more than one unit of accounting when (i) the delivered element(s) have value to the customer on a stand-alone basis and (ii) delivery of the undelivered element(s) is probable and substantially in the control of the Company. Revenue is then allocated to each unit of accounting based on the relative selling price of each unit of accounting based first on Vendor Specific Objective Evidence (“VSOE”) if it exists, based next on Third Party Evidence (“TPE”) if VSOE does not exist, and, finally, if both VSOE and TPE do not exist, based on Best Estimated Selling Price (“BESP”).
VSOE—In many instances, products are sold separately in stand-alone arrangements. The Company determines VSOE based on its normal pricing and discounting practices for the specific product when sold separately.
TPE—When VSOE does not exist, the Company attempts to determine TPE based on competitor prices for similar deliverables when sold separately. Given the novel nature and early stage of the Company’s products, it is difficult to obtain the pricing of similar products with similar functionality sold by other companies on a stand-alone basis. Therefore, the Company is typically not able to determine TPE.
BESP—The objective of BESP is to determine the price at which the Company would transact a sale if the deliverable were sold on a stand-alone basis. When both VSOE and TPE do not exist, typically in the case of research and development and joint steering committee elements, the Company determines BESP by considering the cost of the activities required by the agreement and the rights of the Company and its customers to the resulting technology.
After separating the elements of an arrangement into the appropriate units of accounting, revenue is recognized for each separate unit of accounting based on the nature of the revenue as described above.
In accounting for the multiple-element arrangements, revenue is limited to the lesser of 1) the cumulative amount of payments received or invoiced; or 2) the cumulative amount of revenue earned, as determined using the pro-rata allocation and delivery status or progress of each element.
In June 2012, the Company finalized a $5 million multiple-element agreement with Lilly that runs through December 2014. Under the terms of the agreement, Lilly will order a minimum number of units of iCell products each quarter through the fourth quarter of 2014 at a predetermined price for each year. If Lilly fails to order the minimum number of units, the Company may choose a commercial iCell type for the shortfall and invoice Lilly for the same. In addition, through December 31, 2014, the Company will also reprogram a specified number of donor samples provided by Lilly, and invoice Lilly for these MyCell products according to predetermined pricing tiers. The agreement also includes both periodic and milestone payments related to meetings and decisions of a joint steering committee and the custom development of two different cell types.
In December 2012, the Company finalized a one year $1.3 million multiple-element agreement with AstraZeneca UK Limited (AstraZeneca). Under the terms of the agreement, AstraZeneca agreed to order a minimum number of units of commercial iCell products, at a predetermined price, prior to December 3, 2013. During the term, the Company was to reprogram donor samples and invoice AstraZeneca for any such MyCell products. The Company believes its remaining obligations under this agreement will be completed in early 2014. In addition, AstraZeneca agreed to provide the Company with payments upon the achievement of certain milestones related to its attempts to develop, manufacture and commercially release a custom cell type. If such cells are successfully developed and commercially launched, then AstraZeneca may purchase such cells, at a mutually agreed upon price, during the term of the agreement and for a period of 18 months thereafter.
Changes in judgments and estimates regarding application of these revenue recognition guidelines as well as changes in facts and circumstances could result in a change in the timing or amount of revenue recognized in future periods. During 2011, 2012 and 2013, the Company did not have any significant changes in estimates that impacted the financial statements.
Research and development – Research and development costs are expensed as incurred. Research and development costs primarily consist of salaries and other personnel costs, supplies, amortization of patents and licenses, minimum royalties and royalty payments related to Collaborations, partnerships and other revenues and miscellaneous other expenses for facilities and occupancy costs. Other research and development expenses include fees paid to consultants and outside service providers and finished goods used in research and development.
Advertising costs – The Company expenses advertising costs as incurred. The Company incurred advertising costs of $46,000 in 2011, $110,000 in 2012 and $220,000 in 2013.
Stock-based compensation – All share-based payment awards made to employees, consultants (including science advisors) and directors are measured and recognized based on estimated fair values.
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

	December 31,
	2011	2012	2013
Preferred series A	2,914,187	2,914,187	—
Preferred series B	5,572,000	7,232,092	—
Common stock warrants	8,208	8,208	28,406
Common stock options	1,545,938	1,617,875	2,388,394
	10,040,333	11,772,362	2,416,800

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
Product information – The following table provides Product sales revenue by product:

	Year ended
	December 31,
(Dollars in thousands)	2011	2012	2013
iCell Cardiomyocytes	$1,350	$2,610	$4,787
iCell Neurons	45	2,256	2,428
MyCell	—	—	222
Other	65	312	561
Total	$1,460	$5,178	$7,998
Geographical information – The following table provides percentage of total revenues by region, based on shipping locations:

	Year ended
	December 31,
	2011	2012	2013
United States of America	74%	66%	56%
Europe	17%	24%	38%
Japan	8%	5%	5%
Other	1%	5%	1%
Total	100%	100%	100%
In 2011 and 2012 outside of the United States of America, no country accounted for over 10% of revenues. In 2013, sales to customers in the United Kingdom accounted for 12% of total revenue, while sales to customers in Switzerland accounted for 11% of total revenue.
Major customers – During 2011, 2012 and 2013, the Company had several large biopharmaceutical customers that individually accounted for greater than 10% of its total revenue in one or more of the periods. Lilly accounted for 10%, 18%, and 18% of total revenue for 2011, 2012 and 2013, respectively. Hoffman-La Roche Inc. (Roche) accounted for 13% of total revenue in 2011, while GlaxoSmithKline plc accounted for 11% of total revenue in 2012. AstraZeneca accounted for 15% of total revenue in 2013.
As of December 31, 2012, receivables from Lilly accounted for 31% of total accounts receivable and receivables from another customer accounted for 12% of accounts receivable. As of December 31, 2013, receivables from Lilly, AstraZeneca and Roche. accounted for 21%, 17% and 11%, respectively, of total accounts receivable.
Concentration of credit risk and other risks and uncertainties – As of December 31, 2013 the Company had $54.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $455,000 in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The Company's remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that the Company is not exposed to any significant risk on these balances.
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
Fair value of financial instruments – The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. The Company believes the carrying values of long-term debt as of December 31, 2013 is also approximately equal to its fair value.
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

3.	Intangible assets
Intangible assets and accumulated amortization balances at December 31, 2012 and December 31, 2013, are as follows:

(dollars in thousands)	December 31, 2012	December 31, 2013
Trade name	$13	$13
Licenses and patents	4,284	4,578
Non-competition agreements	571	641
	4,868	5,232
Less accumulated amortization:
Trade name	(13)	(13)
Licenses and patents	(434)	(746)
Non-competition agreements	(226)	(351)
	(673)	(1,110)
Total, net	$4,195	$4,122

As of December 31, 2012 and 2013, the trade name was fully amortized. The remaining weighted-average useful lives of the other intangible assets as of December 31, 2013 are as follows:

Licenses and patents	12.3 years
Non-competition agreements	2.1 years
Total intangible assets	11.6 years

In June 2012, the Company paid $210,000 to, and terminated certain licenses with, Wisconsin Alumni Research Foundation in exchange for a new license encompassing many, but not all, of the previously licensed patents as well as some additional patents. The net book value of the exchanged licenses was added to the cash payment to determine the value of the new license.

The future amortization of intangible assets recorded as of December 31, 2013 is as follows:

(Dollars in thousands)
Years ending December 31,	Amount
2014	$556
2015	521
2016	372
2017	358
2018	323
Thereafter	1,992
$4,122

Amortization expense was $257,000, $347,000 and $522,000 for 2011, 2012 and 2013, respectively.
A portion of the July 30, 2013 stock option grants to a scientific founder of the Company were issued in exchange for extending the non-competition agreement from December of 2015 to July of 2016. As of the grant date, the Company increased the value of the non-competition agreement by $70,000 and began amortizing that amount through July of 2016.

4.	Long-term debt
Long-term debt at December 31, 2012 and 2013, consists of the following:

(Dollars in thousands)	December 31, 2012	December 31, 2013
Term loan credit agreement, net of debt discount	$—	$11,879
Wisconsin Economic Development Corporation (WEDC) — CDI	377	—
WEDC — SCP	657	—
License agreements	34	18
Other	2	—
	1,070	11,897
Less current portion	(336)	(18)
Total	$734	$11,879

On June 27, 2013, the Company entered into a $20.0 million term loan credit agreement (the “Credit Agreement”) with Sixth Floor Investors LP ("Sixth Floor"), as administrative agent, and the other lenders party thereto (the “Lenders”). Under the Credit Agreement, on June 28, 2013, the Company borrowed $12.0 million (“Tranche 1”) and had the option to borrow the remaining $8.0 million (“Tranche 2”) at any time until December 31, 2013, subject to the completion of a public equity offering of over $40.0 million (a “Qualifying Equity Offering”). The Company subsequently closed a Qualifying Equity Offering on July 30, 2013. The Company did not borrow the Tranche 2 funds prior to the December 31, 2013 deadline and those funds are no longer available under the Credit Agreement.
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
The Credit Agreement does not allow the Company to incur or permit to exist additional debt, except for liabilities arising with respect to customary indemnification contracts entered into in the ordinary course of business. The Company used a portion of the proceeds of the Tranche 1 loans to repay the remaining balances due to the Wisconsin Economic Development Corporation under two promissory notes.
The Credit Agreement contains customary affirmative and negative covenants and events of default, but does not include financial covenants. The Credit Agreement restricts the Company’s ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, enter into transactions with affiliates and make investments. The Credit Agreement also contains events of default that are customary for credit facilities of this type, including payment defaults, covenant defaults, defaults related to insolvency and events of default relating to liens, judgments, material misrepresentations and the occurrence of certain material adverse events.
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
At the time of issuance, the relative fair value of the warrants was estimated at $261,000 using the Black- Scholes method and recorded as a debt discount against the notes. The warrants had a strike price that would have been adjusted if the Company had not completed its initial public offering prior to August 1, 2013. Due to this initial variability in exercise price, the warrants were accounted for as a liability when issued. As of the IPO date, when the exercise price was no longer variable, the Company revalued the warrants and reclassified the remaining value to equity. The revaluation resulted in a $20,000 gain that was recorded to Other income in the statements of operations.

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
Immediately prior to the consummation of the IPO, all outstanding shares of Series A and Series B preferred stock were converted into shares of common stock on a one-for-one basis, and warrants to purchase Series B preferred stock were converted into warrants to purchase shares of common stock on a one-for-one basis. In addition, in connection with the IPO, warrants to purchase 8,208 shares of common stock were exercised at a strike price of $0.10 per share.
In connection with the IPO, the Company amended and restated its articles of incorporation to authorize 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2013, no shares of preferred stock have been issued.

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
The options are contingent on the participants' continued employment or other service and are subject to forfeiture if employment terminates for any reason. To date, the Company has granted both incentive stock options and non-qualified stock options. The 2008 Plan and 2013 Plan also provide certain employees accelerated vesting in the event of changes in control.
The Company utilizes the Black-Scholes option-pricing model to determine the fair value of option grants. When the option grants have the characteristics of a "plain-vanilla" grant the expected term is based on the simplified method as prescribed by Staff Accounting Bulletin ("SAB") No. 107 and SAB No. 110. In the event that the options do not have such characteristics the Company bases the expected term on items such as expiration dates and other factors unique to the grantee. The risk-free interest rate assumptions are based on the U.S. Treasury bond rates appropriate for the expected term in effect at the time of grant. The expected volatility is based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development. The forfeiture rates are based on historical experience for similar classes of employees. The dividend yield is based on expected dividends at the time of grant. Prior to the Company's IPO, the determinations of fair values were based on, among other things, valuation analyses, review of historical financial results, business milestones, financial forecasts and business outlook as of the grant dates. Total enterprise value ranges and the total equity value ranges were estimated utilizing both the income approach and the market approach guidelines. Upon completion of the IPO the common stock was valued by reference to the Company's publicly traded price.
Assumptions used to value the most recent option grants were as follows:

	2012	2013
Estimated expected term	6 years	6 to 8 years
Risk-free interest rate	0.98%	1.70% to 2.22%
Expected volatility assumption	66%	64% to 68%
Forfeiture rate	0 to 7.0%	0 to 7.0%
Dividend yield assumption	—%	—%
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

The number of shares available for grant under the Company's Equity Incentive Plans, as amended (the "Plans") were as follows:

	2008 Plan	2013 Plan	Total
Available for grant — January 1, 2011	175,984	—	175,984
Plan amendment	461,538	—	461,538
Grants	(421,694)	—	(421,694)
Forfeitures	27,837	—	27,837
Available for grant — December 31, 2011	243,665	—	243,665
Plan adoptions and amendments	262,256	—	262,256
Grants	(99,187)	—	(99,187)
Forfeitures	6,954	—	6,954
Available for grant — December 31, 2012	413,688	—	413,688
Plan adoptions and amendments	(421,371)	831,659	410,288
Grants	—	(812,116)	(812,116)
Forfeitures	7,683	10,327	18,010
Available for grant — December 31, 2013	—	29,870	29,870

A summary of option activity under the Plans as of December 31, 2013 and changes during the period then ended were as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding — January 1, 2011	1,156,301	$6.44	8.88
Granted	421,694	12.68
Exercised	(4,220)	6.24
Forfeited	(27,837)	8.78
Outstanding — December 31, 2011	1,545,938	8.09	8.42
Granted	99,187	12.68
Exercised	(20,296)	7.41
Forfeited	(6,954)	12.19
Outstanding — December 31, 2012	1,617,875	8.39	7.63
Granted	812,116	12.31
Exercised	(23,587)	6.55
Forfeited	(18,010)	11.34
Outstanding — December 31, 2013	2,388,394	$9.70	7.63

Vested as of December 31, 2013	1,294,392	$7.67	6.39

Vested or expected to vest as of December 31, 2013	2,379,773	$9.69	7.63

Exercisable as of December 31, 2013	1,627,426	$8.47	6.70

Under the terms of the 2008 Plan, option grants are immediately exercisable. If a participant exercises unvested options, the shares received from the exercise are considered restricted shares and the participant's rights thereto remain subject to the original vesting schedule of the options. At December, 31, 2012 and 2013, there were no such restricted shares. Under the terms of the 2013 Plan, options are not exercisable until vested.
The weighted-average grant-date fair value of stock options granted during 2011, 2012 and 2013 was $3.41, $4.10 and $8.31 per share, respectively. The aggregate intrinsic value of outstanding stock options was $16.3 million as of December 31, 2013. At December 31, 2013 total compensation cost not yet recognized that related to nonvested awards was $6.7 million, which was expected to be recognized over a weighted-average period of 3.03 years. That amount excludes options issued in exchange for and accounted as intangible assets.

7.    Income Taxes
The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. Deferred tax balances primarily relate to net operating losses. The Company also established a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the U.S. net operating loss carryforwards, are dependent upon future earnings, if any, of which the timing and amount are uncertain.
As of December 31, 2013, the Company has net operating loss carryforwards for tax purposes of approximately $103.0 million for federal and $99.0 million for state. These federal net operating losses begin to expire in 2024 and the state net operating losses begin to expire in 2019. The carryforwards are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, the Company has federal tax credit carryforwards of $2.7 million and state tax credits of $4.4 million. The credits begin to expire in 2025 and 2020, respectively.
The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows.

(Dollars in thousands)	December 31, 2012	December 31, 2013
Deferred tax assets
Operating loss carryforwards	$31,800	$41,141
Tax credit carryforwards	2,203	5,529
Other temporary differences	1,816	2,327
Tax assets before valuation allowance	35,819	48,997
Less: valuation allowance	(35,819)	(48,997)
Net deferred taxes	$—	$—

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a $35.8 million and $49.0 million valuation allowance at December 31, 2012 and 2013, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized.

The effective tax rate differs from the statutory tax rate due to the following:

	Year ended December 31,
	2011	2012	2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	5.1	5.0	5.0
Research credits	3.4	—	13.3
Stock-based compensation	(0.4)	(0.5)	(0.5)
Other	(0.1)	(0.2)	(0.1)
Valuation allowance	(43.0)	(39.3)	(52.7)
	—%	—%	—%

The Company has evaluated uncertain tax positions as of December 31, 2012 and 2013 and determined a reserve for such positions and any associated interest and penalties is not necessary.
All of the Company's tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.
The Company does not expect there will be a change in the unrecognized tax benefits within the 12 months following December 31, 2013.

8.    401(k) savings plan
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the plan). The plan covers substantially all employees. Under the plan, employees may make elective salary deferrals. In 2011, 2012 and 2013 the Company matched $43,000, $48,000 and $53,000, respectively, of employee contributions.

9.    Commitments and contingencies
Operating leases – The Company leases corporate office space, office equipment and production facilities under operating leases. Total rent payments were $573,000 for 2011, $577,000 for 2012 and $823,000 for 2013.

Future minimum lease payments at December 31, 2013, under operating leases with initial or remaining terms in excess of one year were as follows (dollars in thousands):

(Dollars in thousands)
Years ending December 31,
2014	$853
2015	843
2016	850
2017	766
2018	485
Thereafter	—
$3,797

Contingencies – From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts were accrued at December 31, 2012 or December 31, 2013.

10.	Related-party transactions
Robert J. Palay, a director and the Company's Chairman of the Board and Chief Executive Officer, and Dr. Thomas M. Palay, a director and the Company's Vice Chairman of the Board and President, directly or indirectly managed and controlled shareholder entities which were included among the Company's principal shareholders as of December 31, 2013. Subsequent to December 31, 2013, their beneficial ownership was reduced as a result of distributions to parties of the entities.
The Company has consulting agreements with scientific advisors who are also shareholders. The total expense recorded to general and administrative expenses for these agreements was $302,000 for 2011, 2012 and 2013.
In July 2013, the Company granted stock options in exchange for future services and amendments to consulting and non-competition agreements with a scientific founder of the Company who also serves on the board of directors. See Note 3 for additional information.
See Note 4 regarding the Credit Agreement with Sixth Floor.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosures
None.
Item 9A. Controls and procedures

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in internal control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's report on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. Additionally, our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an "emerging growth company" as defined in the JOBS Act as we have taken advantage of the exemptions available to us through the JOBS Act.

Item 9B. Other information
None.

Part III

Item 10. Directors, executive officers and corporate governance
The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 annual meeting of shareholders to be held on or about May 1, 2014 (the "Proxy Statement"). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about April 2, 2014.
We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. We have posted the code of business conduct and ethics on our website at http://investors.cellulardynamics.com/governance.cfm.
Our code of business conduct and ethics is available in print for any shareholder who requests it by writing to Ms. Anna M. Geyso, Secretary, Cellular Dynamics International Inc., 525 Science Drive, Madison, Wisconsin, 53711. We are not including the information available on or through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant as of February 21, 2013" in Item 1 of this Annual Report on Form 10-K.

Item 11. Executive compensation
Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Executive Compensation," “Director Compensation,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management.”

Securities authorized for issuance under equity compensation plans
The following table sets forth certain information as of December 31, 2013 regarding shares outstanding and available for issuance under our existing equity compensation plans, each listed below:

•	2008 Equity Incentive Plan; and

•	2013 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2) (3)
Equity compensation plans approved by security holders	2,388,394	$9.70	29,870
Equity compensation plans not approved by security holders	—	—	—
Total	2,388,394	$9.70	29,870

(1)	Prior to our initial public offering, we granted awards under our 2008 Equity Incentive Plan. Following our initial public offering, we granted awards under our 2013 Equity Incentive Plan.
(2)	No further equity awards are authorized under our 2008 Equity Incentive Plan.
(3)	In accordance with the terms of our 2013 Equity Incentive Plan, the number of shares authorized for issuance under the plan increased by 630,309 shares on January 1, 2014.

Item 13. Certain relationships and related transactions, and director independence
Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Transactions and Relationships-Related Party Transactions” and "Proposal One: Election of Directors."

Item 14. Principal accountant fees and services
Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Audit Committee Report.”

Part IV

Item 15. Exhibits and financial statement schedules
(a) The following documents are filed as part of this report:
1. Financial Statements
See Index to Financial Statements at Item 8 herein.
2. Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Articles of Incorporation of Registrant.	10-Q	3.1	August 29, 2013
3.2	Amended and Restated Bylaws of Registrant.	10-Q	3.2	August 29, 2013
4.1	Form of Registrant’s common stock certificate.	S-1	4.1	June 3, 2013
4.2	Fourth Amended and Restated Registration Rights Agreement, dated November 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	4.2	June 3, 2013
4.3	First Amendment to Fourth Amended and Restated Registration Rights Agreement by and among Registrant and certain security holders of Registrant.	10-Q	4.3	November 12, 2013
4.4	Amended and Restated Equity Agreement dated November 22, 2006 by and between Registrant and WiCell.	S-1	4.4	June 3, 2013
4.5	Amended and Restated Equity Agreement dated July 15, 2008 by and between Registrant and WARF.	S-1	4.5	June 3, 2013
4.6	Form of Tranche 1 warrant to purchase shares of Series B preferred stock (included in Exhibit 10.55).	S-1	4.6	June 3, 2013
4.7	Form of Note (included in Exhibit 10.55).	S-1	4.7	June 3, 2013
10.1#	Form of Executive Officer Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.1	June 3, 2013
10.2#	Form of Director Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.2	June 3, 2013
10.3	Form of Consultant Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.3	June 3, 2013
10.4#	Form of Employee Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.4	June 3, 2013
10.5#	2008 Equity Incentive Plan.	S-1	10.5	June 3, 2013
10.6#	2013 Equity Incentive Plan.	S-1	10.6	June 3, 2013
10.7#	Consulting Agreement dated December 19, 2008 by and between Registrant and James A. Thomson.	S-1	10.7	June 3, 2013
10.8#	Consulting Agreement dated December 19, 2008 by and between Registrant and Dr. Craig T. January.	S-1	10.8	June 3, 2013
10.9#	Employment Agreement dated December 11, 2008 by and between Registrant and Robert J. Palay.	S-1	10.9	June 3, 2013
10.10#	Employment Agreement dated December 12, 2008 by and between Registrant and Dr. Thomas M. Palay.	S-1	10.10	June 3, 2013
10.11#	Employment Agreement dated December 12, 2008 by and between Registrant and Christopher Parker.	S-1	10.11	June 3, 2013
10.12#	Employment Agreement dated December 19, 2008 by and between Registrant and Dr. Emile F. Nuwaysir.	S-1	10.12	June 3, 2013
10.13	Form of Indemnification Agreement by and between Registrant and each of its directors.	S-1	10.13	June 3, 2013
10.14	Grant Agreement dated February 28, 2008 between Wisconsin Department of Commerce and Registrant.	S-1	10.14	June 3, 2013
10.15	Grant Agreement dated June 3, 2008 between Wisconsin Department of Commerce and Registrant and Stem Cell Products, Inc.	S-1	10.15	June 3, 2013
10.16	Lease Agreement dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.16	June 3, 2013
10.17	Amendment to Lease dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.17	June 3, 2013
10.18	Amendment to Lease dated August 1, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.18	June 3, 2013
10.19	Amendment to Lease dated June 1, 2007 by and between Registrant and University Research Park, Incorporated.	S-1	10.19	June 3, 2013

10.20	Amendment to Lease dated June 1, 2008 by and between Registrant and University Research Park, Incorporated.	S-1	10.20	June 3, 2013
10.21	Amendment to Lease dated May 15, 2010 by and between Registrant and University Research Park, Incorporated.	S-1	10.21	June 3, 2013
10.22	License and Services Agreement dated September 27, 2012 by and between Registrant and The Buck Institute for Research on Aging.	S-1	10.22	June 3, 2013
10.23†	Supply Agreement effective as of May 18, 2010 by and between Registrant and SmithKline Beecham d/b/a GlaxoSmithKline.	S-1	10.23	June 3, 2013
10.24†	Supply Agreement effective as of July 6, 2010 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.24	June 3, 2013
10.25(a)	First Amendment to Supply Agreement dated June 13, 2012 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(a)	June 3, 2013
10.25(b)†	Second Amendment to Supply Agreement dated April 24, 2013 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(b)	June 3, 2013
10.26†	Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.26	June 3, 2013
10.27†	First Amendment to Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.27	June 3, 2013
10.28#	Consulting Agreement dated October 18, 2010 by and between Registrant and Dr. Stanley D. Rose.	S-1	10.28	June 3, 2013
10.29	Promissory Note dated November 21, 2005 by and between Registrant and the Wisconsin Department of Commerce.	S-1	10.29	June 3, 2013
10.30	Promissory Note dated April 27, 2007 by and between Registrant and the Wisconsin Department of Commerce.	S-1	10.30	June 3, 2013
10.31#	Nonstatutory Stock Option Agreement dated October 18, 2010 by and between Registrant and James Thomson.	S-1	10.31	June 3, 2013
10.32#	Letter Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.32	June 3, 2013
10.33#	Employment Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.33	June 3, 2013
10.34#	Patent Assignment dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.34	June 3, 2013
10.35#	Nonstatutory Stock Option Agreement dated December 20, 2011 by and between Registrant and James Thomson.	S-1	10.35	June 3, 2013
10.36#	Amendment to Letter Agreement dated December 20, 2011 by and between Registrant and James A. Thomson.	S-1	10.36	June 3, 2013
10.37†	Supply and Distribution Agreement dated June 12, 2012 by and between Registrant and Life Technologies Corporation.	S-1	10.37	June 3, 2013
10.38†	First Amendment to Supply and Distribution Agreement dated February 27, 2013 by and between Registrant and Life Technologies Corporation.	S-1	10.38	June 3, 2013
10.39†	Non-Exclusive License Agreement dated May 6, 2010 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.39	June 3, 2013
10.40†	Exclusive License Agreement dated March 23, 2009 by and between Registrant and Indiana University Research and Technology Corporation.	S-1	10.40	June 3, 2013
10.41†	License Agreement dated June 6, 2012 by and between Registrant and Wisconsin Alumni Research Foundation.	S-1	10.41	June 3, 2013
10.42†	Master Laboratory Services Agreement dated November 22, 2010 by and between Registrant and Eli Lilly and Company.	S-1	10.42	June 3, 2013
10.43†	Addendum to Master Laboratory Services Agreement dated June 21, 2012 by and between Registrant and Eli Lilly and Company.	S-1	10.43	June 3, 2013
10.44†	Hepatocyte Collaborative Research Agreement dated May 16, 2011 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.44	June 3, 2013
10.45†	Centre of Excellence Agreement dated December 3, 2012 by and between Registrant and AstraZeneca UK Limited.	S-1	10.45	June 3, 2013
10.46#	Annual Incentive Cash Compensation Plan.	S-1	10.46	June 3, 2013

10.47#	Non-employee Director Compensation Policy.	S-1	10.47	June 3, 2013
10.48#	Form of Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated May 7, 2013.	S-1	10.48	June 3, 2013
10.49.1#	Employment Agreement by and between Registrant and Robert J. Palay.	10-Q	10.49.1	November 12, 2013
10.49.2#	Employment Agreement by and between Registrant and Thomas M. Palay.	10-Q	10.49.2	November 12, 2013
10.50#	Form of Stock Option Agreement between Registrant and Chief Executive Officer and Chairman and President and Vice Chairman (2013 Equity Incentive Plan).	S-1	10.50	June 3, 2013
10.51#	Form of Executive Officer Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.51	June 3, 2013
10.52#	Form of Director Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.52	June 3, 2013
10.53#	Form of Stock Option Agreement between Registrant and James A. Thomson (2013 Equity Incentive Plan).	S-1	10.53	June 3, 2013
10.54	Amendment to Lease dated May 6, 2013 by and between Registrant and University Research Park, Incorporated.	S-1	10.54	June 3, 2013
10.55	Credit Agreement dated as of June 27, 2013 among Cellular Dynamics International, Inc., as the Company, the various lenders party thereto, as Lenders, and Sixth Floor Investors LP, as the Administrative Agent.	S-1/A	10.55	July 1, 2013
10.56	Letter Agreement dated July 15, 2013 by and between Registrant and Sixth Floor Investors LP.	S-1/A	10.56	July 19, 2013
10.57†	iPSC Derivation Agreement dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.1	November 4, 2013
10.58†	Notice Of Grant Award dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.2	November 4, 2013
10.59††	Services Agreement dated as of December 1, 2013 by and between Cellular Dynamics International, Inc. and Coriell Institute for Medical Research	Filed herewith
10.60	Termination Letter from Sixth Floor Investors LP dated January 23, 2014	8-K	10.1	January 24, 2014
23.1	Consent of Deloitte & Touche LLP	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101**
The following materials from Cellular Dynamics International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of operations, (iii) the Statements of shareholders' equity, (iv) the Statements of cash flows, and (v) Notes to financial statements, tagged as blocks of text.
		Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
††
Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:/s/ Robert J. Palay
Robert J. Palay,
Chairman of Board and Chief Executive Officer

Date: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Palay	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	March 6, 2014
Robert J. Palay

/s/ David S. Snyder	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2014
David S. Snyder

/s/ Thomas M. Palay	Director	March 6, 2014
Thomas M. Palay

/s/ Kenneth C. Hunt	Director	March 6, 2014
Kenneth C. Hunt

/s/ Craig T. January	Director	March 6, 2014
Craig T. January

/s/ Stanley D. Rose	Director	March 6, 2014
Stanley D. Rose

/s/ Sheli Z. Rosenberg	Director	March 6, 2014
Sheli Z. Rosenberg

/s/ James A. Thomson	Director	March 6, 2014
James A. Thomson

/s/ Michael J. Van Handel	Director	March 6, 2014
Michael J. Van Handel

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Articles of Incorporation of Registrant.	10-Q	3.1	August 29, 2013
3.2	Amended and Restated Bylaws of Registrant.	10-Q	3.2	August 29, 2013
4.1	Form of Registrant’s common stock certificate.	S-1	4.1	June 3, 2013
4.2	Fourth Amended and Restated Registration Rights Agreement, dated November 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	4.2	June 3, 2013
4.3	First Amendment to Fourth Amended and Restated Registration Rights Agreement by and among Registrant and certain security holders of Registrant.	10-Q	4.3	November 12, 2013
4.4	Amended and Restated Equity Agreement dated November 22, 2006 by and between Registrant and WiCell.	S-1	4.4	June 3, 2013
4.5	Amended and Restated Equity Agreement dated July 15, 2008 by and between Registrant and WARF.	S-1	4.5	June 3, 2013
4.6	Form of Tranche 1 warrant to purchase shares of Series B preferred stock (included in Exhibit 10.55).	S-1	4.6	June 3, 2013
4.7	Form of Note (included in Exhibit 10.55).	S-1	4.7	June 3, 2013
10.1#	Form of Executive Officer Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.1	June 3, 2013
10.2#	Form of Director Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.2	June 3, 2013
10.3	Form of Consultant Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.3	June 3, 2013
10.4#	Form of Employee Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.4	June 3, 2013
10.5#	2008 Equity Incentive Plan.	S-1	10.5	June 3, 2013
10.6#	2013 Equity Incentive Plan.	S-1	10.6	June 3, 2013
10.7#	Consulting Agreement dated December 19, 2008 by and between Registrant and James A. Thomson.	S-1	10.7	June 3, 2013
10.8#	Consulting Agreement dated December 19, 2008 by and between Registrant and Dr. Craig T. January.	S-1	10.8	June 3, 2013
10.9#	Employment Agreement dated December 11, 2008 by and between Registrant and Robert J. Palay.	S-1	10.9	June 3, 2013
10.10#	Employment Agreement dated December 12, 2008 by and between Registrant and Dr. Thomas M. Palay.	S-1	10.10	June 3, 2013
10.11#	Employment Agreement dated December 12, 2008 by and between Registrant and Christopher Parker.	S-1	10.11	June 3, 2013
10.12#	Employment Agreement dated December 19, 2008 by and between Registrant and Dr. Emile F. Nuwaysir.	S-1	10.12	June 3, 2013
10.13	Form of Indemnification Agreement by and between Registrant and each of its directors.	S-1	10.13	June 3, 2013
10.14	Grant Agreement dated February 28, 2008 between Wisconsin Department of Commerce and Registrant.	S-1	10.14	June 3, 2013
10.15	Grant Agreement dated June 3, 2008 between Wisconsin Department of Commerce and Registrant and Stem Cell Products, Inc.	S-1	10.15	June 3, 2013
10.16	Lease Agreement dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.16	June 3, 2013
10.17	Amendment to Lease dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.17	June 3, 2013
10.18	Amendment to Lease dated August 1, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.18	June 3, 2013

10.19	Amendment to Lease dated June 1, 2007 by and between Registrant and University Research Park, Incorporated.	S-1	10.19	June 3, 2013
10.20	Amendment to Lease dated June 1, 2008 by and between Registrant and University Research Park, Incorporated.	S-1	10.20	June 3, 2013
10.21	Amendment to Lease dated May 15, 2010 by and between Registrant and University Research Park, Incorporated.	S-1	10.21	June 3, 2013
10.22	License and Services Agreement dated September 27, 2012 by and between Registrant and The Buck Institute for Research on Aging.	S-1	10.22	June 3, 2013
10.23†	Supply Agreement effective as of May 18, 2010 by and between Registrant and SmithKline Beecham d/b/a GlaxoSmithKline.	S-1	10.23	June 3, 2013
10.24†	Supply Agreement effective as of July 6, 2010 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.24	June 3, 2013
10.25(a)	First Amendment to Supply Agreement dated June 13, 2012 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(a)	June 3, 2013
10.25(b)†	Second Amendment to Supply Agreement dated April 24, 2013 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(b)	June 3, 2013
10.26†	Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.26	June 3, 2013
10.27†	First Amendment to Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.27	June 3, 2013
10.28#	Consulting Agreement dated October 18, 2010 by and between Registrant and Dr. Stanley D. Rose.	S-1	10.28	June 3, 2013
10.29	Promissory Note dated November 21, 2005 by and between Registrant and the Wisconsin Department of Commerce.	S-1	10.29	June 3, 2013
10.30	Promissory Note dated April 27, 2007 by and between Registrant and the Wisconsin Department of Commerce.	S-1	10.30	June 3, 2013
10.31#	Nonstatutory Stock Option Agreement dated October 18, 2010 by and between Registrant and James Thomson.	S-1	10.31	June 3, 2013
10.32#	Letter Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.32	June 3, 2013
10.33#	Employment Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.33	June 3, 2013
10.34#	Patent Assignment dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.34	June 3, 2013
10.35#	Nonstatutory Stock Option Agreement dated December 20, 2011 by and between Registrant and James Thomson.	S-1	10.35	June 3, 2013
10.36#	Amendment to Letter Agreement dated December 20, 2011 by and between Registrant and James A. Thomson.	S-1	10.36	June 3, 2013
10.37†	Supply and Distribution Agreement dated June 12, 2012 by and between Registrant and Life Technologies Corporation.	S-1	10.37	June 3, 2013
10.38†	First Amendment to Supply and Distribution Agreement dated February 27, 2013 by and between Registrant and Life Technologies Corporation.	S-1	10.38	June 3, 2013
10.39†	Non-Exclusive License Agreement dated May 6, 2010 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.39	June 3, 2013
10.40†	Exclusive License Agreement dated March 23, 2009 by and between Registrant and Indiana University Research and Technology Corporation.	S-1	10.40	June 3, 2013
10.41†	License Agreement dated June 6, 2012 by and between Registrant and Wisconsin Alumni Research Foundation.	S-1	10.41	June 3, 2013
10.42†	Master Laboratory Services Agreement dated November 22, 2010 by and between Registrant and Eli Lilly and Company.	S-1	10.42	June 3, 2013
10.43†	Addendum to Master Laboratory Services Agreement dated June 21, 2012 by and between Registrant and Eli Lilly and Company.	S-1	10.43	June 3, 2013
10.44†	Hepatocyte Collaborative Research Agreement dated May 16, 2011 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.44	June 3, 2013

10.45†	Centre of Excellence Agreement dated December 3, 2012 by and between Registrant and AstraZeneca UK Limited.	S-1	10.45	June 3, 2013
10.46#	Annual Incentive Cash Compensation Plan.	S-1	10.46	June 3, 2013
10.47#	Non-employee Director Compensation Policy.	S-1	10.47	June 3, 2013
10.48#	Form of Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated May 7, 2013.	S-1	10.48	June 3, 2013
10.49.1#	Employment Agreement by and between Registrant and Robert J. Palay.	10-Q	10.49.1	November 12, 2013
10.49.2#	Employment Agreement by and between Registrant and Thomas M. Palay.	10-Q	10.49.2	November 12, 2013
10.50#	Form of Stock Option Agreement between Registrant and Chief Executive Officer and Chairman and President and Vice Chairman (2013 Equity Incentive Plan).	S-1	10.50	June 3, 2013
10.51#	Form of Executive Officer Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.51	June 3, 2013
10.52#	Form of Director Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.52	June 3, 2013
10.53#	Form of Stock Option Agreement between Registrant and James A. Thomson (2013 Equity Incentive Plan).	S-1	10.53	June 3, 2013
10.54	Amendment to Lease dated May 6, 2013 by and between Registrant and University Research Park, Incorporated.	S-1	10.54	June 3, 2013
10.55	Credit Agreement dated as of June 27, 2013 among Cellular Dynamics International, Inc., as the Company, the various lenders party thereto, as Lenders, and Sixth Floor Investors LP, as the Administrative Agent.	S-1/A	10.55	July 1, 2013
10.56	Letter Agreement dated July 15, 2013 by and between Registrant and Sixth Floor Investors LP.	S-1/A	10.56	July 19, 2013
10.57†	iPSC Derivation Agreement dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.1	November 4, 2013
10.58†	Notice Of Grant Award dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.2	November 4, 2013
10.59††	Services Agreement dated as of December 1, 2013 by and between Cellular Dynamics International, Inc. and Coriell Institute for Medical Research	Filed herewith
10.60	Termination Letter from Sixth Floor Investors LP dated January 23, 2014	8-K	10.1	January 24, 2014
23.1	Consent of Deloitte & Touche LLP	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101**
The following materials from Cellular Dynamics International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of operations, (iii) the Statements of shareholders' equity, (iv) the Statements of cash flows, and (v) Notes to financial statements, tagged as blocks of text.
		Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
††
Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 promulgated under the Securities Act of 1933.

*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.