Form 10-K/A
period 2013-12-31
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2014-03-11
CIK 1482080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

On March 10, 2014, Cellular Dynamics International, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K”).

This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of correcting the inadvertent omission of the signature of the Company’s independent registered public accounting firm, Deloitte & Touche LLP, to the Report of Independent Registered Public Accounting Firm in Item 8. At the time of filing of the Original Form 10-K, the Company had received a manually signed and dated Report of Independent Registered Public Accounting Firm. There are no other changes to the Original Form 10-K.

Consistent with the rules of the SEC, the certifications of the Company’s principal executive officer and principal financial officer, required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as of the date of this Amendment No. 1 on Form 10-K/A are attached as exhibits to this Amendment No. 1 on Form 10-K/A. The only change in these certifications is their date.

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

/s/ Deloitte & Touche LLP

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

Date: March 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Palay	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	March 11, 2014
Robert J. Palay

/s/ David S. Snyder	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2014
David S. Snyder

*	Director	March 11, 2014
Thomas M. Palay

*	Director	March 11, 2014
Kenneth C. Hunt

*	Director	March 11, 2014
Craig T. January

*	Director	March 11, 2014
Stanley D. Rose

*	Director	March 11, 2014
Sheli Z. Rosenberg

*	Director	March 11, 2014
James A. Thomson

*	Director	March 11, 2014
Michael J. Van Handel

* - By:     /s/ David S. Snyder
    David S. Snyder
Attorney-in-fact (1)
Date: March 11, 2014

(1) - Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

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