Form 10-Q
period 2014-03-31
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2014-05-05
CIK 1482080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 30, 2014, there were 15,762,725 shares of the registrant's common stock outstanding.

Cellular Dynamics International, Inc.
Form 10-Q

Part I – Financial information
Item 1. Financial Statements (unaudited)

Cellular Dynamics International, Inc.
Balance sheets
(Unaudited)
(Dollars in thousands, except per share amounts)	December 31, 2013	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$62,029	$53,700
Accounts receivable, net	3,318	2,627
Inventories	3,884	4,353
Prepaid expenses and other assets	964	857
Total current assets	70,195	61,537
Property and equipment, net	2,052	2,616
Goodwill	6,817	6,817
Intangible assets, net	4,122	4,120
Debt issuance costs, net	199	187
Other assets	10	10
Total	$83,395	$75,287

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,811	$1,593
Accrued liabilities	3,361	1,898
Deferred revenue	1,439	2,286
Current maturities of long-term debt	18	1,016
Total current liabilities	6,629	6,793
Long-term debt, less current portion	11,879	10,898
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $0.01 par value — authorized, 10,000,000 shares at December 31, 2013 and March 31, 2014; no shares issued and outstanding, at December 31, 2013 and March 31, 2014	—	—
Common stock, $0.0001 par value — authorized, 100,000,000 shares at December 31, 2013 and March 31, 2014; issued and outstanding, 15,757,725 shares at December 31, 2013 and 15,761,725 at March 31, 2014	2	2
Additional paid-in capital	171,907	172,733
Accumulated deficit	(107,022)	(115,139)
Total shareholders' equity	64,887	57,596
Total	$83,395	$75,287

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of operations
(Unaudited)
	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2013	2014
Revenues:
Product sales	$1,754	$1,462
Collaborations, partnerships and other revenues	636	1,477
Total revenues	2,390	2,939

Costs and expenses:
Cost of product sales	577	446
Research and development	3,856	4,916
Sales and marketing	1,527	1,934
General and administrative	2,109	3,456
Total costs and expenses	8,069	10,752

Loss from operations	(5,679)	(7,813)

Other (expense) income:
Interest expense	(7)	(304)
Other income	—	—
Total other expense	(7)	(304)

Net loss	$(5,686)	$(8,117)

Net loss per share of common stock, basic and diluted	$(3.28)	$(0.52)
Shares used in computing net loss per share of common stock, basic and diluted	1,733,654	15,760,125

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of cash flows
(Unaudited)
	Three months ended
	March 31,
(Dollars in thousands)	2013	2014
Cash flows from operating activities:
Net loss	$(5,686)	$(8,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	216	193
Amortization of licenses, patents and other agreements	125	142
Amortization of debt issuance costs and debt discount	—	26
Stock-based compensation	201	681
Changes in operating assets and liabilities:
Accounts receivable	760	691
Inventories	(102)	(469)
Prepaid expenses and other current assets	126	107
Accounts payable	36	(333)
Accrued liabilities	(461)	(1,500)
Accrued interest	—	21
Deferred revenue	(44)	847
Net cash used in operating activities	(4,829)	(7,711)

Cash flows from investing activities:
Purchases of property and equipment	(120)	(605)
Payments to acquire licenses	(100)	(20)
Net cash used in investing activities	(220)	(625)

Cash flows from financing activities:
Repayments of debt	(96)	(18)
Proceeds from exercise of stock options	4	25
Payments of deferred offering costs	(271)	—
Net cash (used in) provided by financing activities	(363)	7

Net decrease in cash and cash equivalents	(5,412)	(8,329)

Cash and cash equivalents — Beginning of period	33,900	62,029

Cash and cash equivalents — End of period	$28,488	$53,700

Supplemental disclosure of cash flow information —
Cash paid for interest	$8	$257

Supplemental information on noncash activities:
Issuance of stock options for non-competition agreement	—	120
Property and equipment additions not yet paid	—	314
Common stock issuance costs not yet paid	737	—
See notes to financial statements.

Cellular Dynamics International, Inc.
Notes to financial statements
March 31, 2014
(Unaudited)

1.	Description of business
Cellular Dynamics International, Inc. (the Company), was incorporated in Wisconsin in late 2007 under the name iPS Cells, Inc. In July 2008, the Company acquired two companies—Cellular Dynamics International, Inc. and Stem Cell Products, Inc.—in a common stock merger transaction. Subsequent to the acquisitions, the combined entity was renamed Cellular Dynamics International, Inc.
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

2.    Basis of presentation and use of estimates
Basis of presentation
The unaudited interim financial statements have been prepared on the same basis as the annual statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for all interim periods presented herein. The financial data and the other information disclosed in these notes to the financial statements related to the interim periods are unaudited. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

Use of estimates
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
These unaudited interim financial statements and accompanying notes should be read in conjunction with the Company’s annual financial statements and the notes thereto for the fiscal year ended December 31, 2013, included in its Annual Report on Form 10-K/A.

3.    Significant accounting policies and supplemental financial information
Significant accounting policies
There have been no material changes to the Company's significant accounting policies as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.
Interim Financial Statement Details
The following tables and disclosures show the Company’s interim financial statement details as of December 31, 2013 and March 31, 2014 and for the three months ended March 31, 2013 and 2014 (in thousands, except for share data).
Accounts receivable
The Company establishes an allowance for doubtful accounts based on a customer's ability and likelihood to pay. There was no allowance at either December 31, 2013 or March 31, 2014.
Inventories

	December 31, 2013	March 31, 2014

Raw materials	$1,658	$2,094
Work in process	547	445
Finished goods	1,679	1,814
Total	$3,884	$4,353

Property and equipment

	December 31, 2013	March 31, 2014

Leasehold improvements	$451	$737
Production and lab equipment	4,815	5,020
Office and computer equipment	546	749
Construction-in-progress	932	995
	6,744	7,501
Less accumulated depreciation and amortization	(4,692)	(4,885)
Total	$2,052	$2,616

Goodwill
Goodwill is not amortized. The Company reviews goodwill for impairment annually during the fourth quarter or more often if conditions warrant. There was no change in goodwill for the three months ended March 31, 2014.
Accrued liabilities

	December 31, 2013	March 31, 2014

Accrued payroll, vacation and employee-related expenses	$1,024	$670
Accrued incentive compensation	1,229	391
Accrued unbilled professional fees	196	293
Accrued royalties	584	191
Accrued quarterly consulting fees	76	76
Accrued incentives for sales staff	202	112
Other	50	165
Total	$3,361	$1,898
Deferred revenue

	December 31, 2013	March 31, 2014

CIRM	$924	$1,774
Lilly	279	158
Other	236	354
Total	$1,439	$2,286
Deferred revenue represents payments received, but not yet earned. The deferred revenue shown above is primarily generated by long-term contracts and multiple-element arrangements, which include but are not limited to the agreements with the California Institute for Regenerative Medicine (CIRM) and Eli Lilly and Company (Lilly).

Net loss per share of common stock

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

	March 31,
	2013	2014

Preferred series A	2,914,187	—
Preferred series B	7,232,092	—
Common stock warrants	8,208	28,406
Common stock options	1,615,678	2,839,469
	11,770,165	2,867,875

Concentration of credit risk and other risks and uncertainties
As of March 31, 2014 the Company had $44.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $3.1 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The Company's remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that the Company is not exposed to any significant risk on these balances.
The Company is currently not profitable and no assurance can be provided that it will ever be profitable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, the validity of and continued access to its owned and licensed intellectual property, compliance with government regulations, uncertainty of widespread market acceptance of products, and the need to obtain additional financing. The Company's products include materials subject to rapid technological change. Certain materials used in manufacturing have relatively few alternative sources of supply and establishing additional or replacement suppliers for such materials cannot be accomplished quickly. While the Company has ongoing programs to minimize the adverse effect of such uncertainty and considers technological change in estimating allowances, uncertainty continues to exist.
Fair value of financial instruments
The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments.
Recent accounting pronouncements
There are no recent accounting pronouncements that the Company has not yet adopted that are expected to have a material effect on its financial position, results of operations, or cash flows.

4.	Intangible assets
Intangible assets and accumulated amortization balances at December 31, 2013 and March 31, 2014, were as follows (in thousands):

	December 31, 2013	March 31, 2014

Trade name	$13	$13
Licenses and patents	4,578	4,598
Non-competition agreement	641	761
	5,232	5,372
Less accumulated amortization:
Trade name	(13)	(13)
Licenses and patents	(746)	(851)
Non-competition agreement	(351)	(388)
	(1,110)	(1,252)
Total, net	$4,122	$4,120
Amortization expense was $125,000 and $142,000 for the three months ended March 31, 2013 and 2014 respectively.
A portion of the March 2014 stock option grant to a scientific founder of the Company was issued in exchange for extending the non-competition agreement from July 2016 to July 2017. As of the grant date, the Company increased the value of the non-competition agreement by $120,000 and began amortizing that amount through July 2017.

5.	Long-term debt
Long-term debt at December 31, 2013 and March 31, 2014, consisted of the following (in thousands):

	December 31, 2013	March 31, 2014

Term loan credit agreement, net of debt discount	$11,879	$11,914
License agreements	18	—
	11,897	11,914
Less current portion	(18)	(1,016)
Total	$11,879	$10,898

The Company entered into the Credit Agreement on June 27, 2013. The term of the Credit Agreement is four years. Outstanding loans bear interest at 6.5% per annum plus the greater of 2% or one-month LIBOR. Interest payments are made monthly in arrears. Principal will be payable in 30 monthly installments, beginning in February 2015.

6.	Stock options and restricted common stock
As of the consummation of our initial public offering on July 30, 2013 (IPO), the Company's board of directors adopted and its shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). As of that same date, the Company discontinued the granting of options under the 2008 Equity Incentive Plan (the "2008 Plan").
Assumptions used to value the option grants awarded during the three months ended March 31, 2014 were as follows:

2014
Estimated expected term	6 to 8 years
Risk-free interest rate	1.89% to 2.38%
Expected volatility assumption	63% to 66%
Forfeiture rate	—%
Dividend yield assumption	—%
The number of shares available for grant under the Company's Equity Incentive Plans, as amended (the "Plans") follows:

	2008 Plan	2013 Plan	Total
Available for grant — January 1, 2014	—	29,870	29,870
Plan adjustments	(403)	630,309	629,906
Grants	—	(461,500)	(461,500)
Forfeitures	403	6,022	6,425
Available for grant — March 31, 2014	—	204,701	204,701

A summary of option activity under the Plans as of March 31, 2014 and changes during the period then ended follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding — January 1, 2014	2,388,394	$9.70	7.63
Granted	461,500
Exercised	(4,000)
Forfeited	(6,425)
Outstanding — March 31, 2014	2,839,469	$10.63	7.80

Vested as of March 31, 2014	1,367,943	$7.86	6.25

Vested or expected to vest as of March 31, 2014	2,836,035	$10.63	7.80

Exercisable as of March 31, 2014	1,649,112	$8.53	6.51

At March 31, 2014, the total compensation cost not yet recognized, excluding options issued in exchange for certain licenses and agreements, that related to nonvested awards was $10.2 million, which was expected to be recognized over a weighted-average period of 3.23 years.
7.    Commitments and contingencies
Contingencies – From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts were accrued at December 31, 2013 or March 31, 2014.

8.	Related-party transactions
The Company has consulting agreements with scientific advisors who are also shareholders. The total expense recorded to general and administrative expenses for these agreements was $76,000 for both the three months ended March 31, 2013 and 2014.
In March 2014, the Company granted stock options in exchange for future services and amendments to consulting and non-competition agreements with a scientific founder of the Company who also serves on the board of directors. See Note 4 for additional information.

Item 2. Management's discussion and analysis of financial condition and results of operations
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited interim financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Form 10-K/A for the fiscal year ended December 31, 2013.
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations including growth in revenues, and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K/A, which information is incorporated herein by reference. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

For the three months ended March 31, 2014 our Total revenues were $2.9 million, an increase of 23% over the corresponding period in 2013. Product sales decreased 17% from $1.8 million for the three months ended March 31, 2013 to $1.5 million for the three months ended March 31, 2014. Collaborations, partnerships and other revenues increased 132% from $636,000 for the three months ended March 31, 2013 to $1.5 million for the three months ended March 31, 2014.
We find it useful, due to the early-stage of our company, to also compare revenue information for the trailing twelve months. As of March 31, 2013 trailing twelve month revenue was $7.8 million. For the twelve months ended March 31, 2014 trailing twelve month revenue has grown to $12.4 million, an increase of 59%. This growth has been driven by both increases in the number of our customers and increases in revenue from our top customers.
During the trailing twelve months ended March 31, 2013, 130 customers purchased from us. During the trailing twelve months ended March 31, 2014, 159 customers purchased from us, an increase of 22%.
Average revenue for our top 10 customers increased from $516,000 for the trailing twelve months ended March 31, 2013 to $875,000 for the trailing twelve months ended March 31, 2014, an increase of 70%.
Considered in the aggregate, our total operating expenses (excluding Cost of product sales) grew 38% from the three months ended March 31, 2013 to the three months ended March 31, 2014. As further discussed below in "Results of Operations", this growth is largely attributable to increases in Research and development expenses related to our contract with the California Institute for Regenerative Medicine (CIRM) and to the delivery of additional Collaborations, partnerships and other revenues, principally arising from increased iCell Hepatocyte unit volume. Operating expenses also grew due to increases in General and administrative expenses associated with our ongoing conduct as a public company and increased compensation since the IPO.
We intend to achieve profitability as a result of ongoing revenue growth in excess of the growth in operating expenses. This trend has continued on a trailing twelve months basis. As of March 31, 2014 our total operating expenses (excluding Cost of product sales) were $36.7 million versus $28.4 million for the twelve months ended March 31, 2013. This was an increase of 29% versus our growth in trailing twelve month revenue as of March 31, 2014 of 59%.
As of March 31, 2014, we had $53.7 million of Cash and cash equivalents.

Results of operations

	Three months ended
	March 31,
(Dollars in thousands)	2013	2014

Revenues:
Product sales	$1,754	$1,462
Collaborations, partnerships and other revenues	636	1,477
Total revenues	2,390	2,939

Costs and expenses:
Cost of product sales	577	446
Research and development	3,856	4,916
Sales and marketing	1,527	1,934
General and administrative	2,109	3,456
Total costs and expenses	8,069	10,752

Loss from operations	(5,679)	(7,813)

Other (expense) income:
Interest expense	(7)	(304)
Other income	—	—
Total other expense	(7)	(304)

Net loss	$(5,686)	$(8,117)

Comparison of the three months ended March 31, 2013 and March 31, 2014
Product sales:
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

	Three months ended
	March 31,
(Dollars in thousands)	2013	2014	$ Change	% Change
Product sales	$1,754	$1,462	$(292)	(17)%
Percentage of total revenue	73%	50%
The decrease in Product sales for the three months ended March 31, 2014 over the same prior year period is primarily attributable to a decrease in unit volume sales of our iCell Cardiomyocytes. Our weighted average pricing on our iCell products increased by nearly 9%.
We recognized our first revenues from iCell DopaNeurons during the three months ended March 31, 2014 within Product sales. Dopaminergic neurons are implicated in neurological disorders such as Parkinson's disease and schizophrenia. We believe iCell DopaNeurons may provide a highly relevant in vitro model to investigate these types of pathologies.
While growth in Product sales did not match prior periods, we believe this reflects the natural volatility of a cryopreserved product within this revenue type. We remain encouraged about future growth in Product sales.
Collaborations, partnerships and other revenues:
Collaborations, partnerships and other revenues consist of fees earned under early access and technology license arrangements, services rendered under experimental work plans, grants and milestone payments received under license and collaboration agreements. Some of these agreements are characterized as multiple-element arrangements. Under this caption, we also report revenue associated with the sale of differentiated cells which have not yet met our requirements for characterization as Product sales.

	Three months ended
	March 31,
(Dollars in thousands)	2013	2014	$ Change	% Change
Collaborations, partnerships and other	$636	$1,477	$841	132%
Percentage of total revenue	27%	50%
The increase in revenue from Collaborations, partnerships and other revenues for the three months ended March 31, 2014 was driven principally by a large increase in the unit volume of iCell Hepatocytes, as well as by increases in revenue on our grant with the Medical College of Wisconsin (MCOW) and on our contracts with CIRM and Coriell Institute for Medical Research (Coriell).

In March 2013, CIRM awarded CDI a $16.0 million grant to derive three iPSC lines from each of 3,000 different individuals. Terms of the award were finalized in October 2013 in the Derivation Agreement. We are also the recipient of a $6.3 million subcontract on the $10.0 million grant Coriell received from CIRM to maintain a bank of the iPSCs derived by CDI under the terms of Derivation Agreement. During the three months ended March 31, 2014, we recognized $256,000 on the CIRM contract and $75,000 on the Coriell subcontract. Deferred revenue on these two contracts increased by $937,000 to a balance of $1.9 million at March 31, 2014.
The MCOW agreement relates to a grant awarded by the National Institute of Health – National Heart Lung and Blood Institute (NHLBI) to MCOW. This grant involves the derivation and use of iPSC-derived cardiomyocytes. The first two phases of this grant were completed as of June 2013. The third phase, representing approximately $2.7 million of the grant, began at the end of 2013 and will continue until the end of the project period in 2016. During the three months ended March 31, 2014 we recognized revenues of $371,000 related to the MCOW agreement compared to $100,000 for the same period in 2013.
Cost of product sales:
Cost of product sales includes: (i) salaries and related personnel expenses, including Stock-based compensation, of production related activity; (ii) material, royalties and shipping and handling; and (iii) infrastructure and overhead. Cost of product sales also includes costs associated with quality assurance, scrap and production variances. Cost of product sales includes the costs associated with the sale of products which we report as Product sales. The costs associated with revenue from Collaborations, partnerships and other revenues are included in Research and development expenses.
We believe that the difference between Product sales and Cost of product sales (gross margin on Product sales) is an important measurement of our performance.  Our gross margin on Product sales is likely to vary from period to period because of changes in product costs, product pricing and product mix.  Product costs will fluctuate due to: (i) reductions in material costs as products are produced in higher volume;  (ii) cost variances in material, labor and overhead attributable to the natural volatility of yield in biological manufacturing processes; (iii) systematic improvements in yield from increased scale and improving methods within our manufacturing processes; and (iv) technical innovation leading to product obsolescence.  Gross margin may also be impacted by pricing pressure from competitors entering our market and by sales and promotion activities. Lastly, our product mix in each reporting period will impact our product gross margin.  Our costs and pricing currently vary across our product portfolio. And, in addition, our future product portfolio will include new products, the costs and pricing for which are unknown.

	Three months ended
	March 31,
(Dollars in thousands)	2013	2014	$ Change	% Change
Cost of product sales	$577	$446	$(131)	(23)%
Gross margin on product sales	67%	69%
The 69% gross margin on product sales in the current quarter reflects reductions in royalty costs partially offset by costs associated with MyCell product revenue. Additionally, gross margin on product sales benefited from the increases in average sales price, discussed above.
Royalty expense related to Product sales totaled $86,000 or 6% of Product sales for the three months ended March 31, 2014, compared to $199,000 or 11% of Product sales for the three months ended March 31, 2013. The decrease in royalties as a percentage of Product sales reflects the generally lower royalty obligation on our current portfolio of iCell products, including a lower royalty obligation on our currently marketed version of iCell Cardiomyocytes.
We expect future margins will continue to vary due to changes in current product mix, average sales price and the introduction of new iCell/MyCell products which may have cost characteristics that differ from our existing products.
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

	Three months ended
	March 31,
(Dollars in thousands)	2013	2014	$ Change	% Change
Research and development	$3,856	$4,916	$1,060	27%
Percentage of total revenue	161%	167%
Ending headcount	56	69
Nearly half of the dollar increase and much of the headcount increase in Research and development expense was incurred in support of our new California operation and in performance of the CIRM/Coriell contracts. The additional increase is generally attributable to the development of iCell Hepatocytes and other increases as detailed below.
Materials and supplies, compensation and benefits, and overhead and facilities as a percentage of Research and development were 55%, 31%, and 9%, respectively, for the three months ended March 31, 2014, compared to 53%, 32%, and 11%, respectively, for the same period in 2013.
Research and development compensation and benefits included $25,000 of stock compensation for the three months ended March 31, 2014 and $31,000 for the same period in 2013.
Research and development expenses also included amortization of license agreements and royalties. Amortization expense increased from $125,000 for the three months ended March 31, 2013 to $142,000 for the three months ended March 31, 2014 due to investments in licenses and other agreements made throughout 2013 and the first quarter of 2014 necessary for the conduct of our business. Royalties related to Collaborations, partnerships and other revenues are also included in Research and development and amounted to $26,000 for the three months ended March 31, 2013 compared to $124,000 for the three months ended March 31, 2014.
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
Future research and development costs will also grow with costs incurred for the delivery of additional Collaborations, partnerships and other revenues. Such costs currently include those associated with increased iCell Hepatocyte unit volume as well as the costs necessary to perform on our CIRM and Coriell contracts. Most of the CIRM and Coriell related costs will be incurred in our new California facility and will grow as revenue recognized on those contracts continues to grow.
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

	Three months ended
	March 31,
(Dollars in thousands)	2013	2014	$ Change	% Change
Sales and marketing	$1,527	$1,934	$407	27%
Percentage of total revenue	64%	66%
Ending headcount	26	31
Compensation and benefits as a percentage of Sales and marketing expenses was 60% for both the three months ended March 31, 2014 and 2013. Over 60%, $249,000, of the total Sales and marketing expense increase related to an increase in compensation and benefits.

Sales and marketing compensation and benefits included $67,000 of stock compensation for the three months ended March 31, 2014, compared to $39,000 for the same period in 2013.

Additionally, 28%, $115,000 of the total Sales and marketing expense increase related to increased spending on training for the sales and marketing teams.

We anticipate continued growth in Sales and marketing staff related expenses and other sales expenses as we pursue planned activity, new product launches and growth initiatives for 2014.
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

	Three months ended
	March 31,
(Dollars in thousands)	2013	2014	$ Change	% Change
General and administrative	$2,109	$3,456	$1,347	64%
Percentage of total revenue	88%	118%
Ending headcount	13	16
Compensation and benefits as a percentage of General and administrative expenses was 39% for the three months ended March 31, 2014, compared to 33% for the same period in 2013. Approximately 48%

or $648,000 of the total General and administrative expense increase related to the increase in compensation and benefits initiated as of the IPO and during the first quarter of this year.

Stock compensation as a percentage of General and administrative expenses was 17% for the three months ended March 31, 2014, compared to 6% for the same period in 2013. The increase related principally to the July 2013 and March 2014 stock option grants awarded to executive management and a scientific founder. Approximately 34% or $461,000 of the total General and administrative expense increase related to the increase in stock compensation.

Additionally, 13% or approximately $170,000, of the total General and administrative expense increase is due to premiums incurred for directors and officers insurance.
Liquidity and capital resources
Overview
As of March 31, 2014, we had $53.7 million of Cash and cash equivalents. Our company is not profitable and we cannot provide any assurance that we will ever be profitable. As of March 31, 2014 we have an accumulated deficit of $115.1 million. We believe that our Cash and cash equivalents should be sufficient to satisfy our operating and investing needs through at least the next 12 months.
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
We may need or choose to raise additional capital including by issuing equity, refinancing our existing long-term debt, or incurring additional debt to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing and distribution capabilities, the cost and timing of establishing additional technical support capabilities, the effect of competing technological and market developments and the extent to which we acquire or invest in businesses, products and technologies.
The following table summarizes our cash flows for the periods presented:

	Three months ended
	March 31,
(Dollars in thousands)	2013	2014
Operating activities	$(4,829)	$(7,711)
Investing activities	(220)	(625)
Financing activities	(363)	7
Decrease in cash and cash equivalents	$(5,412)	$(8,329)

Operating activities
Our cash used in operating activities principally reflects our net losses of $5.7 million for the three months ended March 31, 2013 and $8.1 million for the three months ended March 31, 2014.
For the three months ended March 31, 2014 our net losses were partially offset by a change in our operating assets and liabilities in the amount of $636,000 and further offset by non-cash expense items of $1.0 million.
During the three months ended March 31, 2014, there was as significant decrease in Accrued liabilities due principally to the payment of $1.2 million for incentive compensation accrued as of December 31, 2013. Additionally, $469,000 of cash was used for investment in Inventory. The Inventory change reflects the acquisition of raw materials in anticipation of 2014 demand and the increase in finished goods inventory of iCell DopaNeurons net of decreases among our other product types.
In the three months ended March 31, 2014, our operating losses and other uses of cash were partially offset by an increase in deferred revenue attributable principally to the January payment from CIRM of $1.1 million net of $256,000 recognized as revenue during the quarter. Payments from CIRM are expected to be received in advance of work being performed and revenue being recognized. As a consequence, we expect to remain in a deferred revenue position on the CIRM contract until it is complete.
For the three months ended March 31, 2013 our net losses were partially offset by a change in our operating assets and liabilities in the amount of $315,000 and further offset by non-cash expense items of $542,000. Principal among these changes was a decrease of $760,000 in Accounts receivable and a decrease in Accrued liabilities of $461,000.
Investing activities
Investing activities include expenditures for licenses and fixed assets. We continue to actively pursue additional licenses and other intellectual property as required to support new product development and other commercial goals. The amounts and timing of such expenditures are uncertain. As of March 31, 2014, we have invested in $919,000 in property and equipment. Of that amount, $314,000 was accrued to either Accounts payable or Accrued liabilities.
In late 2013, we began the build-out of our facility in California from which work will be performed on the CIRM and Coriell contracts. Capital expenditures on this project amounted to $463,000 for the three months ended March 31, 2014. We expect to invest about an additional $500,000 in our California facilities throughout the remainder of 2014.
Investing activities during three months ended March 31, 2013 included $200,000 to acquire certain licenses, $100,000 of which was not paid until April 2013 and $120,000 for purchases of property and equipment.
Financing activities
In the three months ended March 31, 2013 financing activities included $271,000 attributable to the prepayment of offering costs in anticipation of the IPO. During the current period, financing activities included the repayment of $18,000 of long-term debt and the receipt of $25,000 from the exercise of stock options. Under the terms of our Credit Agreement, principal payments begin in February 2015.
Off-balance sheet arrangements
We did not have any off balance sheet arrangements as of December 31, 2013 or March 31, 2014.

Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Contractual obligations and commitments
The Company’s contractual obligations and commitments have not changed materially from the disclosures included in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.
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
There have been no material changes to the our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10 K/A for the fiscal year ended December 31, 2013.
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
Interest rate sensitivity
Cash and cash equivalents are held for working capital purposes. As of March 31, 2014 we had $44.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $3.1 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The remaining cash was on deposit with a major financial institution. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk on these balances. We do not rely on interest received from these balances to fund our operations and do not believe that a change in interest rates would have a material impact on our financial condition.
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
Item 1A. Risk factors
There are no material changes to the risk factors contained in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K/A.

Item 2. Unregistered sales of equity securities and use of proceeds
Unregistered sales of equity securities
In the three months ended March 31, 2014, we did not sell any securities that were unregistered.
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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.48.1	Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated March 4, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Madison, State of Wisconsin, on May 5, 2014.

CELLULAR DYNAMICS INTERNATIONAL, INC.

By:	/s/ David S. Snyder
David S. Snyder
Executive Vice President and Chief Financial Officer
(Signing on behalf of the Registrant and as the
Principal Financial Officer and Principal Accounting
Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
10.48.1	Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated March 4, 2014.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Cellular Dynamics International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of operations, (iii) the unaudited Statements of cash flows, and (iv) Notes to financial statements, tagged as blocks of text.

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