Form 10-Q
period 2014-06-30
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2014-08-11
CIK 1482080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 6, 2014, there were 15,762,725 shares of the registrant's common stock outstanding.

Cellular Dynamics International, Inc.
Form 10-Q

Part I – Financial information
Item 1. Financial Statements (unaudited)

Cellular Dynamics International, Inc.
Balance sheets
(Unaudited)
(Dollars in thousands, except per share amounts)	December 31, 2013	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$62,029	$47,435
Accounts receivable, net	3,318	2,843
Inventories	3,884	4,161
Prepaid expenses and other assets	964	569
Total current assets	70,195	55,008
Property and equipment, net	2,052	3,276
Goodwill	6,817	6,817
Intangible assets, net	4,122	4,104
Debt issuance costs, net	199	175
Other assets	10	15
Total	$83,395	$69,395

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,811	$1,654
Accrued liabilities	3,361	2,787
Deferred revenue	1,439	3,047
Current maturities of long-term debt	18	2,059
Total current liabilities	6,629	9,547
Long-term debt, less current portion	11,879	9,922
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $0.01 par value — authorized, 10,000,000 shares at December 31, 2013 and June 30, 2014; no shares issued and outstanding, at December 31, 2013 and June 30, 2014	—	—
Common stock, $0.0001 par value — authorized, 100,000,000 shares at December 31, 2013 and June 30, 2014; issued and outstanding, 15,757,725 shares at December 31, 2013 and 15,762,725 at June 30, 2014	2	2
Additional paid-in capital	171,907	173,622
Accumulated deficit	(107,022)	(123,698)
Total shareholders' equity	64,887	49,926
Total	$83,395	$69,395

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2014	2013	2014
Revenues:
Product sales	$1,969	$2,402	$3,723	$3,864
Collaborations, partnerships and other revenues	843	1,234	1,479	2,711
Total revenues	2,812	3,636	5,202	6,575

Costs and expenses:
Cost of product sales	676	546	1,253	992
Research and development	3,911	5,578	7,767	10,494
Sales and marketing	1,504	2,060	3,031	3,994
General and administrative	1,778	3,672	3,887	7,128
Total costs and expenses	7,869	11,856	15,938	22,608

Loss from operations	(5,057)	(8,220)	(10,736)	(16,033)

Other (expense) income:
Interest expense	(4)	(339)	(11)	(643)
Other income	—	—	—	—
Total other expense	(4)	(339)	(11)	(643)

Net loss	$(5,061)	$(8,559)	$(10,747)	$(16,676)

Net loss per share of common stock, basic and diluted	$(2.92)	$(0.54)	$(6.20)	$(1.06)
Shares used in computing net loss per share of common stock, basic and diluted	1,734,484	15,762,417	1,734,080	15,761,277

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of cash flows
(Unaudited)
	Six months ended
	June 30,
(Dollars in thousands)	2013	2014
Cash flows from operating activities:
Net loss	$(10,747)	$(16,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	428	428
Amortization of licenses, patents and other agreements	251	294
Amortization of debt issuance costs and debt discount	—	52
Loss (Gain) on disposal of assets	—	(1)
Stock-based compensation	407	1,564
Changes in operating assets and liabilities:
Accounts receivable	505	475
Inventories	(262)	(277)
Prepaid expenses and other current assets	77	390
Accounts payable	317	(115)
Accrued liabilities	(305)	(674)
Accrued interest	—	74
Deferred revenue	(124)	1,608
Net cash used in operating activities	(9,453)	(12,858)

Cash flows from investing activities:
Purchases of property and equipment	(293)	(1,720)
Proceeds from sale of fixed assets	—	12
Payments to acquire licenses	(234)	(41)
Net cash used in investing activities	(527)	(1,749)

Cash flows from financing activities:
Repayments of debt	(1,055)	(18)
Proceeds from debt	12,000	—
Payment of debt issuance costs	(163)	—
Proceeds from exercise of stock options	7	31
Payments of deferred offering costs	(1,170)	—
Net cash provided by financing activities	9,619	13

Net decrease in cash and cash equivalents	(361)	(14,594)

Cash and cash equivalents — Beginning of period	33,900	62,029

Cash and cash equivalents — End of period	$33,539	$47,435

Supplemental disclosure of cash flow information —
Cash paid for interest	$12	$515

Supplemental information on noncash activities:
Issuance of stock options for non-competition agreement	$—	$120
Property and equipment additions not yet paid	$—	$105
Licenses not yet paid	$—	$115
Deferred offering costs not yet paid	$533	$—
Debt issuance costs not yet paid	$59	$—

See notes to financial statements.

Cellular Dynamics International, Inc.
Notes to financial statements
June 30, 2014
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
Interim Financial Statement Details
The following tables and disclosures show the Company’s financial statement details as of December 31, 2013 and June 30, 2014 and for the three and six months ended June 30, 2013 and 2014 (tables in thousands, except for share data).
Accounts receivable
The Company establishes an allowance for doubtful accounts based on a customer's ability and likelihood to pay. There was no allowance at either December 31, 2013 or June 30, 2014.
Inventories

	December 31, 2013	June 30, 2014

Raw materials	$1,658	$2,064
Work in process	547	327
Finished goods	1,679	1,770
Total	$3,884	$4,161

Property and equipment

	December 31, 2013	June 30, 2014

Leasehold improvements	$451	$753
Production and lab equipment	4,815	6,013
Office and computer equipment	546	1,070
Construction-in-progress	932	558
	6,744	8,394
Less accumulated depreciation and amortization	(4,692)	(5,118)
Total	$2,052	$3,276

Goodwill
Goodwill is not amortized. The Company reviews goodwill for impairment annually during the fourth quarter or more often if conditions warrant. There was no change in goodwill for the six months ended June 30, 2014.
Accrued liabilities

	December 31, 2013	June 30, 2014

Accrued payroll, vacation and employee-related expenses	$1,024	$1,036
Accrued incentive compensation	1,229	783
Accrued unbilled professional fees	196	112
Accrued royalties	584	348
Accrued quarterly consulting fees	76	75
Accrued incentives for sales staff	202	117
Accrued payment for 2014 license agreement	—	100
Other	50	216
Total	$3,361	$2,787
Deferred revenue

	December 31, 2013	June 30, 2014

CIRM	$924	$2,572
Coriell	—	133
Lilly	279	110
Other	236	232
Total	$1,439	$3,047
Deferred revenue represents payments received, but not yet earned. The deferred revenue shown above is primarily generated by long-term contracts and multiple-element arrangements, which include but are not limited to the agreements with the California Institute for Regenerative Medicine (CIRM), Coriell Institute for Medical Research (Coriell) and Eli Lilly and Company (Lilly).

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

	June 30,
	2013	2014

Preferred series A	2,914,187	—
Preferred series B	7,232,092	—
Preferred series B warrants	28,406	—
Common stock warrants	8,208	28,406
Common stock options	1,614,025	2,932,708
	11,796,918	2,961,114

Concentration of credit risk and other risks and uncertainties
As of June 30, 2014 the Company had $39.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $600,000 in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The Company's remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that the Company is not exposed to any significant risk on these balances.
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

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers "ASU No. 2014-09", which supersedes nearly all accounting standards for revenue recognition. ASU No. 2014-09 requires that an entity recognize revenue upon transferring promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will be effective for the Company starting in the first quarter of fiscal year 2017. Early application is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU No. 2014-09 will have on its financial statements.

4.	Intangible assets
Intangible assets and accumulated amortization balances at December 31, 2013 and June 30, 2014, were as follows (in thousands):

	December 31, 2013	June 30, 2014

Trade name	$13	$13
Licenses and patents	4,578	4,734
Non-competition agreement	641	761
	5,232	5,508
Less accumulated amortization:
Trade name	(13)	(13)
Licenses and patents	(746)	(959)
Non-competition agreement	(351)	(432)
	(1,110)	(1,404)
Total, net	$4,122	$4,104
Amortization expense was $126,000 and $152,000 for the three months ended June 30, 2013 and 2014, respectively; and $251,000 and $294,000 for the six months ended June 30, 2013 and 2014, respectively.
A portion of the March 2014 stock option grant to a scientific founder of the Company was issued in exchange for extending the non-competition agreement from July 2016 to July 2017. As of the grant date, the Company increased the value of the non-competition agreement by $120,000 and began amortizing that amount through July 2017.

5.	Long-term debt
Long-term debt at December 31, 2013 and June 30, 2014, consisted of the following (in thousands):

	December 31, 2013	June 30, 2014

Term loan credit agreement, net of debt discount	$11,879	$11,981
License agreements	18	—
	11,897	11,981
Less current portion	(18)	(2,059)
Total	$11,879	$9,922

The Company entered into the Credit Agreement on June 27, 2013. The term of the Credit Agreement is four years. Outstanding loans bear interest at 6.5% per annum plus the greater of 2% or one-month LIBOR. Interest payments are made monthly in arrears. Principal will be payable in 30 monthly installments, beginning in February 2015.

6.	Stock options and restricted common stock
As of the consummation of the Company's initial public offering on July 30, 2013 (IPO), the Company's board of directors adopted and its shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). As of that same date, the Company discontinued the granting of options under the 2008 Equity Incentive Plan (the "2008 Plan").
Assumptions used to value the option grants awarded in 2014 were as follows:

2014
Estimated expected term	6 to 8 years
Risk-free interest rate	1.89% to 2.38%
Expected volatility assumption	63% to 66%
Forfeiture rate	0% to 6%
Dividend yield assumption	—%
The number of shares available for grant under the Company's Equity Incentive Plans, as amended (the "Plans") follows:

	2008 Plan	2013 Plan	Total
Available for grant — January 1, 2014	—	29,870	29,870
Plan adjustments	(1,414)	630,309	628,895
Grants	—	(557,530)	(557,530)
Forfeitures	1,414	6,802	8,216
Available for grant — June 30, 2014	—	109,451	109,451

A summary of option activity under the Plans as of June 30, 2014 and changes during the six month period then ended follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding — January 1, 2014	2,388,394	$9.70	7.63
Granted	557,530
Exercised	(5,000)
Forfeited	(8,216)
Outstanding — June 30, 2014	2,932,708	$10.69	7.62

Vested as of June 30, 2014	1,442,221	$8.05	6.11

Vested or expected to vest as of June 30, 2014	2,926,647	$10.68	7.62

Exercisable as of June 30, 2014	1,677,820	$8.60	6.31

At June 30, 2014, the total compensation cost not yet recognized that related to nonvested awards was $9.3 million which is expected to be recognized over a weighted-average period of 3.02 years. That amount excludes options issued in exchange for and accounted as intangible assets.

7.    Commitments and contingencies
Contingencies – From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts were accrued at December 31, 2013 or June 30, 2014.

8.	Related-party transactions
The Company has consulting agreements with scientific advisors who are also shareholders. The total expense recorded to general and administrative expenses for these agreements was $76,000 for both the three months ended June 30, 2013 and 2014; and $151,000 for the both the six months ended June 30, 2013 and 2014.
In March 2014, the Company granted stock options in exchange for future services and amendments to the consulting and non-competition agreements with a scientific founder of the Company who also serves on the board of directors. See Note 4 for additional information.

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

For the three months ended June 30, 2014 our Total revenues were $3.6 million, an increase of 29% over the corresponding period in 2013. Product sales increased 22% from $2.0 million for the three months ended June 30, 2013 to $2.4 million for the three months ended June 30, 2014. Collaborations, partnerships and other revenues increased 46% from $843,000 for the three months ended June 30, 2013 to $1.2 million for the three months ended June 30, 2014.
For the six months ended June 30, 2014 our Total revenues were $6.6 million, an increase of 26% over the corresponding period in 2013. Product sales increased 4% from $3.7 million for the six months ended June 30, 2013 to $3.9 million for the six months ended June 30, 2014. Collaborations, partnerships and other revenues increased 83% from $1.5 million for the six months ended June 30, 2013 to $2.7 million for the six months ended June 30, 2014.
We find it useful, due to the early-stage of our company, to also compare revenue information for the trailing twelve months. As of June 30, 2013 trailing twelve month revenue was $9.4 million. For the twelve months ended June 30, 2014 revenue has grown to $13.3 million, an increase of 41%. This growth has been driven by both increases in the number of our customers and increases in revenue from our top customers.
During the trailing twelve months ended June 30, 2013, 136 customers purchased from us. During the trailing twelve months ended June 30, 2014, 179 customers purchased from us, an increase of 32%.
Average revenue for our top 10 customers increased from $626,000 for the trailing twelve months ended June 30, 2013 to $908,000 for the trailing twelve months ended June 30, 2014, an increase of 45%.
Considered in the aggregate, our total operating expenses (excluding Cost of product sales) for the quarter increased 57% over the prior year quarter and, for the six month period, increased 47% from the corresponding period in the prior year. As further discussed below in "Results of Operations", this growth is largely attributable to increases in Research and development expenses related to our contract with the California Institute for Regenerative Medicine (CIRM) and to additional items in Collaborations, partnerships and other revenues. Operating expenses also grew due to increases in General and administrative expenses associated with increased compensation since our IPO in July 2013 and with our ongoing conduct as a public company.
We intend to achieve profitability in the long term as a result of ongoing revenue growth in excess of the growth in operating expenses. We continue to invest in product areas that we believe have long term growth potential which may negatively impact our ability to achieve profitability in the short term. As of June 30, 2014 our trailing twelve months total operating expenses (excluding Cost of product sales) were $40.8 million versus $28.6 million for the twelve months ended June 30, 2013. This was an increase of 43% versus our growth in trailing twelve month revenue as of June 30, 2014 of 41%.
As of June 30, 2014, we had $47.4 million of Cash and cash equivalents.

Results of operations

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2013	2014	2013	2014

Revenues:
Product sales	$1,969	$2,402	$3,723	$3,864
Collaborations, partnerships and other revenues	843	1,234	1,479	2,711
Total revenues	2,812	3,636	5,202	6,575

Costs and expenses:
Cost of product sales	676	546	1,253	992
Research and development	3,911	5,578	7,767	10,494
Sales and marketing	1,504	2,060	3,031	3,994
General and administrative	1,778	3,672	3,887	7,128
Total costs and expenses	7,869	11,856	15,938	22,608

Loss from operations	(5,057)	(8,220)	(10,736)	(16,033)

Other (expense) income:
Interest expense	(4)	(339)	(11)	(643)
Other income	—	—	—	—
Total other expense	(4)	(339)	(11)	(643)

Net loss	$(5,061)	$(8,559)	$(10,747)	$(16,676)

Net loss per share of common stock, basic and diluted	$(2.92)	$(0.54)	$(6.20)	$(1.06)
Shares used in computing net loss per share of common stock, basic and diluted	1,734,484	15,762,417	1,734,080	15,761,277

Comparison of the three and six months ended June 30, 2013 and June 30, 2014
Product sales:
Product sales represent the sale of iCell O/S products for which there is a well-defined manufacturing and quality control protocol. Products so characterized are produced within our manufacturing organization and are subject to a rigorous set of quality control metrics and other industrial controls.

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Product sales	$1,969	$2,402	$433	22%	$3,723	$3,864	$141	4%
Percentage of total revenue	70%	66%			72%	59%
The following table provides product sales revenue by product:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2014	2013	2014
iCell cardiomyocytes	$1,228	$1,057	$2,343	$1,607
iCell neurons	418	884	976	1,519
MyCell	170	230	170	381
Other	153	231	234	357
Total	$1,969	$2,402	$3,723	$3,864
The growth in Product sales for the three months ended June 30, 2014 over the same prior year period is attributable to growth in iCell neuron products, MyCell and media products, offset by a decline in iCell Cardiomyocytes. The overall weighted average pricing for iCell products increased by 10% from the prior year quarter.
For the six months ended June 30, 2014, our growth in Product sales over the same prior year period is due to similar product mix changes experienced in the three month periods. In addition, the overall weighted average pricing for our iCell products increased by 9% from the prior six month period.
Within the iCell neuron products, we recognized our first revenues from iCell DopaNeurons during the current year.
During the three months ended June 30, 2013 we recognized our first product revenue from our MyCell offering. In the current three month period, we completed additional MyCell projects.
We believe that the sales mix of our products will continue to vary from quarter to quarter as our customers initiate and complete evaluations and projects related to individual cell types. We are continuing to pursue development of a diverse portfolio of iCell products that will contribute to overall Product sales and remain encouraged about future growth in this revenue category.

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

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Collaborations, partnerships and other	$843	$1,234	$391	46%	$1,479	$2,711	$1,232	83%
Percentage of total revenue	30%	34%			28%	41%
The growth in Collaborations, partnerships and other revenues for the three and six months ended June 30, 2014 over the same periods of the prior year is attributable to our contracts with CIRM and Coriell, increases in revenue on our grant with the Medical College of Wisconsin (MCOW) and an increase in the unit volume sales of iCell Hepatocytes. These increases were offset by a decline in revenues from research components of the Lilly and AstraZeneca agreements which are nearing completion.
In each of the past three quarters, we have collected $1.1 million from CIRM. Of the $3.3 million that we have received, $745,000 has been recognized as revenue - with $307,000 recorded in this quarter, $256,000 recorded in the first quarter of 2014 and $182,000 recorded in the last quarter of 2013. We expect that future quarters will have increased revenue over the current period, but the timing of such revenue remains dependent on the collection of blood samples by third parties.
We have also initiated our work on the $6.3 million subcontract on the $10.0 million grant Coriell received from CIRM to maintain a bank of the iPSCs derived by CDI. During the first two quarters of 2014 we invoiced $326,000 to Coriell, $193,000 of which was recognized as revenue.
The MCOW agreement relates to a grant awarded by the National Institute of Health – National Heart Lung and Blood Institute (NHLBI) to MCOW. This grant involves the derivation and use of iPSC-derived cardiomyocytes. The first two phases of this grant were completed as of June 2013. The third phase, representing approximately $2.7 million of the grant, began at the end of 2013 and will continue until the end of the project period in 2016. During the prior year three month period we recognized revenues of $100,000 compared to $236,000 for the current quarter. During the prior six month period, we recognized revenues of $200,000 related to the MCOW agreement compared to $607,000 for the current six month period.
For the three and six months ended June 30, 2013 we recognized $442,000 and $681,000 of revenue on the research components of our Lilly agreement, including $100,000 of milestones achieved in the three and six months ended June 30, 2013. For those same periods, we recognized $163,000 and $329,000 of revenue on the AstraZeneca agreement. In the current year, Lilly research revenue has amounted to $267,000 for the three month period and $528,000 for the six month period. The AstraZeneca agreement was substantially complete by the end of 2013.

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

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Cost of product sales	$676	$546	$(130)	(19)%	$1,253	$992	$(261)	(21)%
Gross margin on product sales	66%	77%			66%	74%
The 77% gross margin on product sales in the current quarter reflects reductions in royalty costs partially offset by costs associated with MyCell product revenue, which, to date, has had lower gross margins than the existing iCell products. Additionally, gross margin on product sales benefited from the increase in average sales price, discussed in Product sales.
Royalty expense related to Product sales totaled $177,000 or 7% of Product sales for the three months ended June 30, 2014, compared to $221,000 or 11% of Product sales for the three months ended June 30, 2013; and $263,000 or 7% for the six months ended June 30, 2014, compared to $420,000 or 11% for the six months ended June 30, 2013. The decrease in royalties as a percentage of Product sales reflects the generally lower royalty obligation on our current portfolio of iCell products, including a lower royalty obligation on our currently marketed version of iCell Cardiomyocytes.
We expect future margins will continue to vary due to changes in current product mix, average sales price and the introduction of new iCell and MyCell products that could have cost characteristics that differ from our existing products.

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

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Research and development	$3,911	$5,578	$1,667	43%	$7,767	$10,494	$2,727	35%
Percentage of total revenue	139%	153%			149%	160%
Ending headcount					61	72
The principal components of Research and development expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2013	2014	2013	2014
Materials and supplies	55%	58%	54%	56%
Compensation and benefits	32%	29%	32%	30%
Overhead and facilities	8%	9%	10%	9%
Royalties and license amortization	5%	4%	4%	5%
Total Research and development	100%	100%	100%	100%
For both the three and six month periods, nearly half of the dollar increase and most of the headcount increase in Research and development expense was incurred in support of our new California operation and in performance of the CIRM and Coriell contracts. The remaining increase was generally attributable to materials consumed in continued development and order fulfillment of our iCell Hepatocytes which have not yet reached our internal specifications for classification as a product sale.
Research and development compensation and benefits included $52,000 of stock compensation for the six months ended June 30, 2014 and $59,000 for the same period in 2013.
Research and development expenses also included amortization of license agreements. Amortization expense increased from $251,000 for the six months ended June 30, 2013 to $293,000 for the six months ended June 30, 2014 due to investments in licenses and other agreements made throughout 2013 and the first two quarters of 2014.
We expect Research and development costs will continue to increase in order to support additional Collaborations, partnerships and other revenues and new product development. Such costs currently include those associated with increased iCell Hepatocyte unit volume as well as the costs necessary to perform on our CIRM and Coriell contracts. Most of the CIRM and Coriell related costs are expected to be incurred in our new California facility and increase as revenue recognized on those contracts continues to grow.

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

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Sales and marketing	$1,504	$2,060	$556	37%	$3,031	$3,994	$963	32%
Percentage of total revenue	53%	57%			58%	61%
Ending headcount					26	33

Growth in Sales and marketing continued to be driven by increases in headcount. Compensation, benefits and related personnel expenses as a percentage of Sales and marketing expense was 60% and 62% for the three months ended June 30, 2013 and 2014; and 60% and 63% for the six months ended June 30, 2013 and 2014.

Sales and marketing compensation and benefits included $163,000 of stock compensation for the six months ended June 30, 2014, compared to $78,000 for the same period in 2013.

Additionally, 21% or $207,000 of the total Sales and marketing expense increase for the six months ended June 30, 2014 related to increased spending on training for the sales and marketing teams and on advertising.

We anticipate continued growth in Sales and marketing staff related expenses and other sales expenses as we pursue planned activity and growth initiatives for the remainder of 2014.
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

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
General and administrative	$1,778	$3,672	$1,894	107%	$3,887	$7,128	$3,241	83%
Percentage of total revenue	63%	101%			75%	108%
Ending headcount					13	16
General and administrative compensation and benefits, excluding stock compensation discussed below, as a percentage of total General and administrative expenses was 36% for the three months ended June 30, 2014, compared to 39% for the same period in 2013; and 37% for the six months ended June 30, 2014, compared to 36% for the same period in 2013.

Stock compensation as a percentage of General and administrative expenses was 19% for the six months ended June 30, 2014, compared to 7% for the same period in 2013. The increase related principally to the July 2013 and March 2014 stock option grants awarded to executive management and a scientific founder. Approximately 33% of the General and administrative expense increase for both the three and six months ended June 30, 2014 is related to the increase in stock compensation.

Overall, approximately 72% of the General and administrative expense increase for the six months ended June 30, 2014 is related to the increase in compensation and benefits initiated as of the IPO and during the first quarter of this year.

Additional increased costs related to our being a public company include premiums for directors and officers insurance. Approximately 9% of the General and administrative expense increase from the three months ended June 30, 2013 to the three months ended June 30, 2014 and 11% of the increase from the six months ended June 30, 2013 to the six months ended June 30, 2014 is due to such costs.
In the three months ended June 30, 2014 we also incurred legal fees related to the defense and issuance of certain patents and licenses. Such fees increased $283,000 over the prior year period.

Liquidity and capital resources
Overview
As of June 30, 2014, we had $47.4 million of Cash and cash equivalents. Our company is not profitable and we cannot provide any assurance that we will ever be profitable. As of June 30, 2014 we have an accumulated deficit of $123.7 million. We believe that our Cash and cash equivalents should be sufficient to satisfy our operating and investing needs through at least the next 12 months.
We intend to use our Cash and cash equivalents to fund: ongoing operations; research and product development activities; sales and marketing activities, including expansion of our sales force to support the ongoing commercialization of our products; acquisition of property, plant and equipment; acquisition or license of intellectual property; and for working capital and other general corporate purposes. We may also use a portion of our assets to acquire and invest in complementary products, technologies, businesses or other assets; however, we currently have no agreements or commitments to complete any such transaction.
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

The following table summarizes our cash flows for the periods presented:

	Six months ended
	June 30,
(Dollars in thousands)	2013	2014
Operating activities	$(9,453)	$(12,858)
Investing activities	(527)	(1,749)
Financing activities	9,619	13
Decrease in cash and cash equivalents	$(361)	$(14,594)
Operating activities
Our cash used in operating activities principally reflects our net losses of $16.7 million for the six months ended June 30, 2014 and $10.7 million for the six months ended June 30, 2013.
In the six months ended June 30, 2014, our operating losses and other uses of cash were partially offset by an increase in deferred revenue attributable to $2.2 million of payments from CIRM. Payments from CIRM are expected to be received in advance of work being performed and revenue being recognized. As a consequence, we expect to remain in a deferred revenue position on the CIRM contract until it is complete.
During the six months ended June 30, 2014, changes in our operating assets and liabilities, excluding deferred revenue, amounted to a decrease of $127,000. This net amount included payment of $1.2 million for incentive compensation accrued as of December 31, 2013 offset by reductions in accounts receivable and prepaid assets.
For the six months ended June 30, 2013 our net losses were partially offset by the collection of certain large receivables in early 2013.
Investing activities
Investing activities include expenditures for licenses and fixed assets. During the six months ended June 30, 2014, we purchased $1.7 million of property and equipment and acquired $41,000 in licenses. We also entered into a $100,000 license agreement near the end of the period which will be paid in the third quarter.
In late 2013, we began the build-out of our facility in California from which work will be performed on the CIRM and Coriell contracts. Capital expenditures on this project amounted to $714,000 for the six months ended June 30, 2014. We expect to invest approximately an additional $500,000 in our California facilities in the remainder of 2014.
The additional capital expenditures in the six months ended June 30, 2014 primarily related to the expansion of laboratory space in Madison, WI and to improvements in our information technology and network infrastructure.
Investing activities during the six months ended June 30, 2013 included $234,000 to acquire certain licenses, and $293,000 for purchases of property and equipment.
Financing activities
During the six months ended June 30, 2014, financing activities included the repayment of $18,000 of long-term debt and the receipt of $31,000 from the exercise of stock options.

Under the terms of our Credit Agreement, we will continue to make interest-only payments through the end of this year. The first of 30 monthly principal and interest payments of $445,000 will occur at the beginning of February 2015.
During the six months ended June 30, 2013 financing activities included the borrowing of $12.0 million under the Credit Agreement, the repayment of $1.1 million of debt, and the payment of $1.2 million related to deferred offering costs.

Off-balance sheet arrangements
We did not have any off balance sheet arrangements as of December 31, 2013 or June 30, 2014.

Contractual obligations and commitments
Our contractual obligations and commitments have not changed materially from the disclosures included in the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013.

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

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers "ASU No. 2014-09", which supersedes nearly all accounting standards for revenue recognition. ASU No. 2014-09 requires that an entity recognize revenue upon transferring promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will be effective for the Company starting in the first quarter of fiscal year 2017. Early application is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact the adoption of ASU No. 2014-09 will have on its financial statements.

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
Interest rate sensitivity
Cash and cash equivalents are held for working capital purposes. As of June 30, 2014 we had $39.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $600,000 in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The remaining cash was on deposit with a major financial institution. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk on these balances. We do not rely on interest received from these balances to fund our operations and do not believe that a change in interest rates would have a material impact on our financial condition.
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

Item 1A. Risk factors
There are no material changes to the risk factors contained in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2013.

Item 2. Unregistered sales of equity securities and use of proceeds
Unregistered sales of equity securities
In the three months ended June 30, 2014, we did not sell any securities that were unregistered.
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
Through June 30, 2014, the net proceeds from our IPO have been applied as follows: $12.1 million for research and development activities, $4.8 million for sales and marketing activities, $2.5 million for property, plant and equipment and intellectual property, and $6.6 million for general corporate purposes. With regards to the remaining proceeds, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
Our Credit Agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, enter into transactions with affiliates and make investments.

Item 5. Other information
The Audit Committee of our Board of Directors approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, to date in 2014:

(a)	procedures performed in connection with their consent to reissue their audit opinion that was incorporated by reference in our registration statement on Form S-8 filed on April 14, 2014; and

(b)	to the extent we execute certain significant, non-routine or complex transactions, research and consultations relating to matters in connection with their audit of our financial statements.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from Form	Incorporated by reference from Exhibit Number	Date Filed
10.61	Amendment dated May 30, 2014 to the Master Laboratory Services Agreement dated November 22, 2010 by and between Cellular Dynamics International, Inc. and Eli Lilly and Company	8-K	10.1	June 4, 2014
10.62 #	Employment Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley	8-K	10.1	July 15, 2014
10.63 #	Stock Option Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley	8-K	10.2	July 15, 2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
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
*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Madison, State of Wisconsin, on August 11, 2014.

CELLULAR DYNAMICS INTERNATIONAL, INC.

By:	/s/ Timothy D. Daley
Timothy D. Daley
Vice President and Interim Chief Financial Officer
(Signing on behalf of the Registrant and as the
Principal Financial Officer and Principal Accounting
Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by reference from Form	Incorporated by reference from Exhibit Number	Date Filed
10.61	Amendment dated May 30, 2014 to the Master Laboratory Services Agreement dated November 22, 2010 by and between Cellular Dynamics International, Inc. and Eli Lilly and Company	8-K	10.1	June 4, 2014
10.62 #	Employment Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley	8-K	10.1	July 15, 2014
10.63 #	Stock Option Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley	8-K	10.2	July 15, 2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
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
*
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates them by reference.

**
Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.