Form 10-Q
period 2014-09-30
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2014-11-10
CIK 1482080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 5, 2014, there were 15,814,008 shares of the registrant's common stock outstanding.

Cellular Dynamics International, Inc.
Form 10-Q

Part I – Financial information
Item 1. Financial statements (unaudited)

Cellular Dynamics International, Inc.
Balance sheets
(Unaudited)
(Dollars in thousands, except per share amounts)	December 31, 2013	September 30, 2014
Assets
Current assets:
Cash and cash equivalents	$62,029	$40,969
Accounts receivable, net	3,318	1,736
Inventories	3,884	3,971
Prepaid expenses and other assets	964	1,171
Total current assets	70,195	47,847
Property and equipment, net	2,052	3,904
Goodwill	6,817	6,817
Intangible assets, net	4,122	3,953
Debt issuance costs, net	199	163
Other assets	10	17
Total	$83,395	$62,701

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,811	$1,972
Accrued liabilities	3,361	2,586
Deferred revenue	1,439	3,521
Current maturities of long-term debt	18	3,131
Total current liabilities	6,629	11,210
Long-term debt, less current portion	11,879	8,916
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $0.01 par value — authorized, 10,000,000 shares at December 31, 2013 and September 30, 2014; no shares issued and outstanding, at December 31, 2013 and September 30, 2014	—	—
Common stock, $0.0001 par value — authorized, 100,000,000 shares at December 31, 2013 and September 30, 2014; issued and outstanding, 15,757,725 shares at December 31, 2013 and 15,762,725 at September 30, 2014	2	2
Additional paid-in capital	171,907	174,421
Accumulated deficit	(107,022)	(131,848)
Total shareholders' equity	64,887	42,575
Total	$83,395	$62,701

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	2014	2013	2014
Revenues:
Product sales	$1,793	$1,669	$5,516	$5,534
Collaborations, partnerships and other revenues	730	1,898	2,209	4,609
Total revenues	2,523	3,567	7,725	10,143

Costs and expenses:
Cost of product sales	371	418	1,624	1,410
Research and development	3,906	5,716	11,673	16,210
Sales and marketing	1,679	2,069	4,710	6,063
General and administrative	3,727	3,172	7,614	10,300
Total costs and expenses	9,683	11,375	25,621	33,983

Loss from operations	(7,160)	(7,808)	(17,896)	(23,840)

Other (expense) income:
Interest expense	(358)	(342)	(369)	(986)
Other income	20	—	20	—
Total other expense	(338)	(342)	(349)	(986)

Net loss	$(7,498)	$(8,150)	$(18,245)	$(24,826)

Net loss per share of common stock, basic and diluted	$(0.62)	$(0.52)	$(3.49)	$(1.58)
Shares used in computing net loss per share of common stock, basic and diluted	12,087,370	15,762,725	5,223,101	15,761,765

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of cash flows
(Unaudited)
	Nine months ended
	September 30,
(Dollars in thousands)	2013	2014
Cash flows from operating activities:
Net loss	$(18,245)	$(24,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	618	743
Amortization of licenses, patents and other agreements	383	445
Amortization of debt issuance costs and debt discount	24	79
Loss (Gain) on disposal of assets	—	(1)
Stock-based compensation	928	2,363
Gain on revaluation of warrants	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	750	1,582
Inventories	(1,126)	(87)
Prepaid expenses and other current assets	(430)	(214)
Accounts payable	186	(200)
Accrued liabilities	525	(789)
Accrued interest	59	125
Deferred revenue	(45)	2,082
Net cash used in operating activities	(16,393)	(18,698)

Cash flows from investing activities:
Purchases of property and equipment	(646)	(2,246)
Proceeds from sale of fixed assets	—	12
Payments to acquire licenses	(235)	(141)
Net cash used in investing activities	(881)	(2,375)

Cash flows from financing activities:
Repayments of debt	(1,055)	(18)
Proceeds from debt	12,000	—
Payment of debt issuance costs	(163)	—
Proceeds from exercise of stock options	103	31
Proceeds from issuance of common stock, net of offering costs	41,064	—
Net cash provided by financing activities	51,949	13

Net increase (decrease) in cash and cash equivalents	34,675	(21,060)

Cash and cash equivalents — Beginning of period	33,900	62,029

Cash and cash equivalents — End of period	$68,575	$40,969

Supplemental disclosure of cash flow information —
Cash paid for interest	$284	$776

Supplemental information on noncash activities:
Issuance of stock options for non-competition agreement	$70	$120
Property and equipment additions not yet paid	$—	$522
Licenses not yet paid	$25	$15
Debt issuance costs not yet paid	$59	$—
Common stock issuance costs not yet paid	$292	$—
See notes to financial statements.

Cellular Dynamics International, Inc.
Notes to financial statements
September 30, 2014
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
Interim Financial Statement Details
The following tables and disclosures show the Company’s financial statement details as of December 31, 2013 and September 30, 2014 and for the three and nine months ended September 30, 2013 and 2014 (tables in thousands, except for share data).
Accounts receivable
The Company establishes an allowance for doubtful accounts based on a customer's ability and likelihood to pay. There was no allowance at either December 31, 2013 or September 30, 2014.
Inventories

	December 31, 2013	September 30, 2014

Raw materials	$1,658	$1,775
Work in process	547	515
Finished goods	1,679	1,681
Total	$3,884	$3,971

Property and equipment

	December 31, 2013	September 30, 2014

Leasehold improvements	$451	$798
Production and lab equipment	4,815	7,160
Office and computer equipment	546	1,262
Construction-in-progress	932	117
	6,744	9,337
Less accumulated depreciation and amortization	(4,692)	(5,433)
Total	$2,052	$3,904

Goodwill
Goodwill is not amortized. The Company reviews goodwill for impairment annually during the fourth quarter or more often if conditions warrant. There was no change in goodwill for the nine months ended September 30, 2014.
Accrued liabilities

	December 31, 2013	September 30, 2014

Accrued payroll, vacation and employee-related expenses	$1,024	$771
Accrued incentive compensation	1,229	1,091
Accrued unbilled professional fees	196	87
Accrued royalties	584	295
Accrued quarterly consulting fees	76	76
Accrued incentives for sales staff	202	99
Other	50	167
Total	$3,361	$2,586
Deferred revenue

	December 31, 2013	September 30, 2014

CIRM	$924	$2,980
Coriell	—	166
Lilly	279	146
Other	236	229
Total	$1,439	$3,521
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

	September 30,
	2013	2014

Common stock warrants	28,406	28,406
Common stock options	2,305,863	2,859,827
	2,334,269	2,888,233

Concentration of credit risk and other risks and uncertainties
As of September 30, 2014 the Company had $29.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $4.4 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The Company's remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that the Company is not exposed to any significant risk on these balances.
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

Recent accounting pronouncements
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern "ASU No. 2014-15", which is included in Accounting Standards Codification 205, Presentation of Financial Statements. ASU No. 2014-15 requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU No. 2014-15 will be effective for the Company starting in the first quarter of fiscal year 2017. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU No. 2014-15 will have on its financial statements.
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

4.	Intangible assets
Intangible assets and accumulated amortization balances at December 31, 2013 and September 30, 2014, were as follows (in thousands):

	December 31, 2013	September 30, 2014

Trade name	$13	$13
Licenses and patents	4,578	4,734
Non-competition agreement	641	761
	5,232	5,508
Less accumulated amortization:
Trade name	(13)	(13)
Licenses and patents	(746)	(1,067)
Non-competition agreement	(351)	(475)
	(1,110)	(1,555)
Total, net	$4,122	$3,953
Amortization expense was $132,000 and $151,000 for the three months ended September 30, 2013 and 2014, respectively; and $383,000 and $445,000 for the nine months ended September 30, 2013 and 2014, respectively.
A portion of the March 2014 stock option grant to a scientific founder of the Company was issued in exchange for extending his non-competition agreement from July 2016 to July 2017. As of the grant date, the Company increased the value of the non-competition agreement by $120,000 and began amortizing that amount through July 2017.

5.	Long-term debt
Long-term debt at December 31, 2013 and September 30, 2014, consisted of the following (in thousands):

	December 31, 2013	September 30, 2014

Term loan credit agreement, net of debt discount	$11,879	$12,047
License agreements	18	—
	11,897	12,047
Less current portion	(18)	(3,131)
Total	$11,879	$8,916

The Company entered into the Credit Agreement on June 27, 2013. The term of the Credit Agreement is four years. Outstanding loans bear interest at 6.5% per annum plus the greater of 2% or one-month LIBOR. Interest payments are made monthly in arrears. The first of 30 monthly principal payments will occur at the end of January 2015.

6.	Stock options and restricted common stock
As of the consummation of the Company's initial public offering on July 30, 2013 (IPO), the Company's board of directors adopted and its shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”). As of that same date, the Company discontinued the granting of options under the 2008 Equity Incentive Plan (the "2008 Plan").
Assumptions used to value the option grants awarded in 2014 were as follows:

2014
Estimated expected term	1 to 8 years
Risk-free interest rate	0.18% to 2.38%
Expected volatility assumption	43% to 66%
Forfeiture rate	0% to 6%
Dividend yield assumption	—%
The number of shares available for grant under the Company's Equity Incentive Plans, as amended (the "Plans") follows:

	2008 Plan	2013 Plan	Total
Available for grant — January 1, 2014	—	29,870	29,870
Plan adjustments	(14,218)	630,309	616,091
Grants	—	(575,530)	(575,530)
Forfeitures	14,218	84,879	99,097
Available for grant — September 30, 2014	—	169,528	169,528

A summary of option activity under the Plans as of September 30, 2014 and changes during the nine month period then ended follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding — January 1, 2014	2,388,394	$9.70	7.63
Granted	575,530
Exercised	(5,000)
Forfeited	(99,097)
Outstanding — September 30, 2014	2,859,827	$10.61	7.29

Vested as of September 30, 2014	1,644,346	$8.51	6.18

Vested or expected to vest as of September 30, 2014	2,850,394	$10.60	7.28

Exercisable as of September 30, 2014	1,823,202	$8.88	6.30

At September 30, 2014, the total compensation cost not yet recognized that related to nonvested awards was $7.8 million which is expected to be recognized over a weighted-average period of 2.80 years. That amount excludes options issued in exchange for and accounted as intangible assets.

7.    Commitments and contingencies
Contingencies – From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts were accrued at December 31, 2013 or September 30, 2014.

8.	Related-party transactions
The Company has consulting agreements with scientific advisors who are also shareholders. The total expense recorded to general and administrative expenses for these agreements was $76,000 for both the three months ended September 30, 2013 and 2014; and $227,000 for the both the nine months ended September 30, 2013 and 2014.
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

The timing of our sales can be volatile and hard to predict because our products are a novel category and still relatively new to the marketplace. It is too early in our corporate life to make accurate predictions about the timing and product mix of future revenue. Volatility in quarterly Product sales arises because large orders from our biopharmaceutical customers are subject to the timing of and coordination with the customer's internal experimental work flow. Our revenue from Collaborations, partnerships and other revenues has historically been comprised of fewer customers but with larger arrangements than typically found in our revenue from Product sales. Those factors affecting the timing of revenue recognition, such as milestone achievements and varied progress against experimental work plans, can have a large effect on period to period revenue.
We find it useful, due to the early-stage of our company, to report Total revenues for the trailing twelve months. As of September 30, 2013 trailing twelve month revenue was $10.7 million. For the trailing twelve months ended September 30, 2014 revenue has grown to $14.3 million, an increase of 34%. This growth has been driven by both increases in the number of our customers and increases in revenue from our top customers.
During the trailing twelve months ended September 30, 2013, 142 customers purchased from us. During the trailing twelve months ended September 30, 2014, 185 customers purchased from us, an increase of 30%.
Average revenue for our top 10 customers increased from $704,000 for the trailing twelve months ended September 30, 2013 to $960,000 for the trailing twelve months ended September 30, 2014, an increase of 36%. Within our top ten customer base, the number of customers who have revenues over $1 million has increased from two to five, which we believe has decreased our dependence on any one customer within this group of customers.
For the three months ended September 30, 2014 our Total revenues were $3.6 million, an increase of 41% over the corresponding period in 2013. Product sales decreased 7% from $1.8 million for the three months ended September 30, 2013 to $1.7 million for the three months ended September 30, 2014. Collaborations, partnerships and other revenues increased 160% from $730,000 for the three months ended September 30, 2013 to $1.9 million for the three months ended September 30, 2014.
For the nine months ended September 30, 2014 our Total revenues were $10.1 million, an increase of 31% over the corresponding period in 2013. Product sales were $5.5 million for both the nine months ended September 30, 2013 and 2014. Collaborations, partnerships and other revenues increased 109% from $2.2 million for the nine months ended September 30, 2013 to $4.6 million for the nine months ended September 30, 2014.
Considered in the aggregate, our total operating expenses (excluding Cost of product sales) for the quarter increased 18% over the prior year quarter and, for the nine month period, increased 36% from the corresponding period in the prior year. As further discussed below in "Results of Operations", this growth is largely attributable to increases in Research and development expenses related to our contract with the California Institute for Regenerative Medicine (CIRM) and the continued development and order fulfillment of our iCell Hepatocytes which have not yet reached our internal specifications for characterization as Product sales and are offered on an early access basis to certain customers. Operating expenses also grew due to activity within Sales and marketing as well as increased compensation and other expenses related to our conduct as a public company included in General and administrative expenses.
We intend to achieve profitability in the long term as a result of ongoing revenue growth in excess of the growth in operating expenses. We continue to invest in product areas that we believe have long term growth potential which may negatively impact our ability to achieve profitability in the short term. As of September 30, 2014 our trailing twelve months total operating expenses (excluding Cost of product sales) were $42.4 million versus $31.5 million for the twelve months ended September 30, 2013. This was an increase of 35% versus our growth in trailing twelve month revenue as of September 30, 2014 of 34%.

As of September 30, 2014, we had $41.0 million of Cash and cash equivalents.

Results of operations

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2013	2014	2013	2014

Revenues:
Product sales	$1,793	$1,669	$5,516	$5,534
Collaborations, partnerships and other revenues	730	1,898	2,209	4,609
Total revenues	2,523	3,567	7,725	10,143

Costs and expenses:
Cost of product sales	371	418	1,624	1,410
Research and development	3,906	5,716	11,673	16,210
Sales and marketing	1,679	2,069	4,710	6,063
General and administrative	3,727	3,172	7,614	10,300
Total costs and expenses	9,683	11,375	25,621	33,983

Loss from operations	(7,160)	(7,808)	(17,896)	(23,840)

Other (expense) income:
Interest expense	(358)	(342)	(369)	(986)
Other income	20	—	20	—
Total other expense	(338)	(342)	(349)	(986)

Net loss	$(7,498)	$(8,150)	$(18,245)	$(24,826)

Net loss per share of common stock, basic and diluted	$(0.62)	$(0.52)	$(3.49)	$(1.58)
Shares used in computing net loss per share of common stock, basic and diluted	12,087,370	15,762,725	5,223,101	15,761,765

Comparison of the three and nine months ended September 30, 2013 and September 30, 2014
Product sales:
Product sales represent the sale of iCell O/S products for which there is a well-defined manufacturing and quality control protocol. Products so characterized are produced within our manufacturing organization and are subject to a rigorous set of quality control metrics and other industrial controls.

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Product sales	$1,793	$1,669	$(124)	(7)%	$5,516	$5,534	$18	—%
Percentage of total revenue	71%	47%			71%	55%
The following table provides product sales revenue by product:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2014	2013	2014
iCell cardiomyocytes	$1,026	$713	$3,369	$2,320
iCell neurons	648	622	1,624	2,141
MyCell	—	148	170	529
Other	119	186	353	544
Total	$1,793	$1,669	$5,516	$5,534
The decrease in Product sales for the three months ended September 30, 2014 over the same prior year period is attributable to a decrease in iCell Cardiomyocytes, partially offset by an increase in MyCell and media products. The average sales price for iCell products was unchanged from the prior year quarter.
Product sales for the nine months ended September 30, 2014 were relatively unchanged when compared to the same prior year period. However, individual product performance changed period to period as shown in the table above. The average pricing for our iCell products increased by 6% from the prior nine month period.
Within iCell neurons product revenue, we recognized our first revenues from iCell DopaNeurons during 2014.
We believe that the sales mix of our products will continue to vary from quarter to quarter as our customers initiate and complete evaluations and projects related to individual cell types. We continue to pursue the development of a diverse portfolio of iCell products that will contribute to Product sales and remain encouraged about future growth in this revenue category.

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

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Collaborations, partnerships and other	$730	$1,898	$1,168	160%	$2,209	$4,609	$2,400	109%
Percentage of total revenue	29%	53%			29%	45%
The growth in Collaborations, partnerships and other revenues for the three and nine months ended September 30, 2014 over the same periods of the prior year is attributable to our contracts with CIRM and Coriell, increases in revenue on our grant with the Medical College of Wisconsin (MCOW) and an increase in the unit volume sales of iCell Hepatocytes. These increases were partially offset by a decline in revenues from the research components of the Lilly and AstraZeneca agreements which are nearing completion.
In each of the past four quarters, we have collected $1.1 million from CIRM. Of the $4.4 million that we have received, $1.4 million has been recognized as revenue - with $698,000 recorded in this quarter and $745,000 recorded in the previous three quarters. We expect that future quarters will have increased revenue over the current period, but the timing of such revenue recognition remains dependent on the rate of collection of blood samples by third parties.
We have also initiated our work on the $6.3 million subcontract on the $10.0 million grant Coriell received from CIRM. During the first three quarters of 2014 we invoiced $489,000 to Coriell, $323,000 of which was recognized as revenue.
The MCOW agreement relates to a grant awarded by the National Institute of Health – National Heart Lung and Blood Institute (NHLBI) to MCOW. This grant involves the derivation and use of iPSC-derived cardiomyocytes. The first two phases of this grant were completed as of June 2013. The third phase, representing approximately $2.7 million of the grant, began at the end of 2013 and will continue until the end of the project period in 2016. During the prior year three month period we recognized no revenue compared to $254,000 for the current three month period. During the prior nine month period, we recognized revenue of $200,000 compared to $861,000 for the current nine month period.
For the three and nine months ended September 30, 2013 we recognized $234,000 and $915,000 of revenue on the research components of our Lilly agreement. For those same periods, we recognized $163,000 and $492,000 of revenue on the AstraZeneca agreement. In the current year, Lilly research revenue has amounted to $314,000 for the three month period and $842,000 for the nine month period. The AstraZeneca agreement was substantially complete by the end of 2013.
Revenue from early access sales of our iCell Hepatocytes grew in 2014 due to an increase in unit sales to an increased number of customers. Revenue from iCell Hepatocytes was $226,000 for the three months ended September 30, 2013 compared to $261,000 for the current three month period. Revenue was $418,000 for the nine months ended September 30, 2013 compared to $893,000 for the current nine month period.

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
We believe that the difference between Product sales and Cost of product sales (gross margin on Product sales) is an important measurement of our performance.  Our gross margin on Product sales is likely to vary from period to period because of changes in product costs, product pricing and product mix.  Product costs may fluctuate due to: (i) reductions in material costs as products are produced in higher volume;  (ii) cost variances in material, labor and overhead attributable to the natural volatility of yield in biological manufacturing processes; (iii) systematic improvements in yield from increased scale and improving methods within our manufacturing processes; and (iv) technical innovation leading to product obsolescence.  Gross margin may also be impacted by pricing pressure from competitors entering our market and by sales and promotion activities. Our costs and pricing currently vary across our product portfolio. And, in addition, our future product portfolio is expected to include new products, the costs and pricing for which are unknown.

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Cost of product sales	$371	$418	$47	13%	$1,624	$1,410	$(214)	(13)%
Gross margin on product sales	79%	75%			71%	75%
The reduction in gross margin on Product sales in the current quarter is primarily associated with increased revenue from iCell DopaNeurons and MyCell products, which, to date, have had lower gross margins than existing iCell products. The increase in gross margin for the nine months ended September 30, 2014 was primarily due to lower royalty expense and an increase in average selling price of our iCell products (mentioned above). This increase was offset by additional revenue growth from iCell DopaNeurons and MyCell products.
Royalty expense related to Product sales totaled $110,000 or 7% of Product sales for the three months ended September 30, 2014, compared to $102,000 or 6% of Product sales for the three months ended September 30, 2013; and $373,000 or 7% for the nine months ended September 30, 2014, compared to $522,000 or 9% for the nine months ended September 30, 2013. The decrease in royalties as a percentage of Product sales reflects the generally lower royalty obligation on our current portfolio of iCell products.
We expect future margins will continue to vary due to changes in current product mix, average sales price and the introduction of new iCell and MyCell products that could have cost characteristics that differ from our existing products.

Research and development:
Research and development expenses include: (i) lab supplies, chemical reagents and finished goods internally consumed; (ii) salaries and related personnel expenses, including stock-based compensation, related to our research and development staffing; (iii) allocated and direct overhead and facilities expenses; and (iv) minimum royalties, royalties related to Collaborations, partnerships and other revenues, amortization of licenses and other license maintenance fees. Costs associated with revenue identified as Collaborations, partnerships and other revenues are expensed as Research and development costs. We do not track research and development expenses by individual product, nor do we capitalize any research and development expenses.

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Research and development	$3,906	$5,716	$1,810	46%	$11,673	$16,210	$4,537	39%
Percentage of total revenue	155%	160%			151%	160%
Ending headcount					61	75
The principal components of Research and development expense were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2013	2014	2013	2014
Materials and supplies	53%	57%	54%	56%
Compensation and benefits	32%	28%	32%	29%
Overhead and facilities	9%	10%	9%	10%
Royalties and license amortization	6%	5%	5%	5%
Total Research and development	100%	100%	100%	100%
For both the three and nine month periods, nearly half of the dollar increase and all of the headcount increase in Research and development expense was incurred in support of our new California operation and in performance of the CIRM and Coriell contracts. The remaining increase was generally attributable to materials consumed in continued development and order fulfillment of our iCell Hepatocytes which have not yet reached our internal specifications for characterization as Product sales and are offered on an early access basis to certain customers.
Research and development compensation and benefits included $86,000 of stock compensation for the nine months ended September 30, 2014 and $85,000 for the same period in 2013.
Research and development expenses also included amortization of license agreements. Amortization expense increased from $383,000 for the nine months ended September 30, 2013 to $445,000 for the nine months ended September 30, 2014 due to investments in licenses and other agreements made throughout 2013 and 2014.
We expect Research and development costs will continue to increase in order to support additional Collaborations, partnerships and other revenues and new product development. Such costs currently include those associated with increased iCell Hepatocytes unit volume as well as the costs necessary to perform on our CIRM and Coriell contracts. The CIRM and Coriell related costs will increase as revenue recognized on those contracts continues to grow.

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

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
Sales and marketing	$1,679	$2,069	$390	23%	$4,710	$6,063	$1,353	29%
Percentage of total revenue	67%	58%			61%	60%
Ending headcount					27	35

Growth in Sales and marketing continued to be driven by increases in headcount. Compensation, benefits and related personnel expenses as a percentage of Sales and marketing expense was 63% for both the three months ended September 30, 2013 and 2014; and 61% and 63% for the nine months ended September 30, 2013 and 2014, respectively. Sales and marketing compensation and benefits included $278,000 of stock compensation for the nine months ended September 30, 2014, compared to $136,000 for the same period in 2013.

Overall, approximately 65% of the Selling and marketing expense increase for the nine months ended September 30, 2014 is related to the increase in compensation and benefits.

Additionally, 20% or $276,000 of the total Sales and marketing expense increase for the nine months ended September 30, 2014 related to increased spending on training for the sales and marketing teams, advertising and other activities such as our annual user group meeting.

We anticipate continued growth in Sales and marketing staff-related expenses and other sales and marketing expenses as we pursue planned activity for the remainder of 2014 and into 2015.
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

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2013	2014	$ Change	% Change	2013	2014	$ Change	% Change
General and administrative	$3,727	$3,172	$(555)	(15)%	$7,614	$10,300	$2,686	35%
Percentage of total revenue	148%	89%			99%	102%
Ending headcount					13	17
General and administrative compensation and benefits, excluding stock compensation discussed below, as a percentage of total General and administrative expenses was 36% for the three months ended

September 30, 2014, compared to 40% for the same period in 2013; and 37% for the nine months ended September 30, 2014, compared to 38% for the same period in 2013.

Stock compensation as a percentage of General and administrative expenses was 19% for the nine months ended September 30, 2014, compared to 9% for the same period in 2013. The increase related principally to the July 2013 and March 2014 stock option grants awarded to executive management and a scientific founder. Approximately 48% of the General and administrative expense increase for the nine months ended September 30, 2014 is related to the increase in stock compensation.

Overall, approximately 83% of the General and administrative expense increase for the nine months ended September 30, 2014 is related to the increase in compensation and benefits initiated as of the IPO and during the first two quarters of this year.

Additional increased costs related to our being a public company include premiums for directors and officers insurance. Approximately 16% of the General and administrative expense increase for the nine months ended September 30, 2014 is due to such costs.
In July 2013, effective as of the IPO date, our Board approved an annual incentive cash compensation plan for executives and a non-employee director compensation policy. The periods covered under such plan and such policy were retroactive to the beginning of 2013. As a result, the quarter ended September 30, 2013 included an accrued expense of $757,000 for three quarters of annual incentive cash compensation and $248,000 for non-employee director compensation.

Liquidity and capital resources
Overview
As of September 30, 2014, we had $41.0 million of Cash and cash equivalents. Our company is not profitable and we cannot provide any assurance that we will ever be profitable. As of September 30, 2014 we have an accumulated deficit of $131.8 million. We believe that our Cash and cash equivalents should be sufficient to satisfy our operating and investing needs through at least the next 12 months.
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

The following table summarizes our cash flows for the periods presented:

	Nine months ended
	September 30,
(Dollars in thousands)	2013	2014
Operating activities	$(16,393)	$(18,698)
Investing activities	(881)	(2,375)
Financing activities	51,949	13
Increase (decrease) in cash and cash equivalents	$34,675	$(21,060)
Operating activities
Our cash used in operating activities principally reflects our net losses of $24.8 million for the nine months ended September 30, 2014 and $18.2 million for the nine months ended September 30, 2013.
In the nine months ended September 30, 2014, our operating losses and other uses of cash were partially offset by an increase in deferred revenue attributable to $3.3 million of payments from CIRM. Payments from CIRM are expected to be received in advance of work being performed and revenue being recognized. As a consequence, we expect to remain in a deferred revenue position on the CIRM contract until it is complete.
During the nine months ended September 30, 2014, changes in our operating assets and liabilities, excluding deferred revenue, amounted to an increase of $417,000. This net amount included payment of $1.2 million for incentive compensation accrued as of December 31, 2013 offset by a $1.6 million reduction in accounts receivable.
For the nine months ended September 30, 2013 our net losses were partially offset by the collection of certain large receivables in early 2013 and by a reduction in accrued liabilities.
Investing activities
Investing activities include expenditures for licenses and fixed assets. During the nine months ended September 30, 2014, we purchased $2.6 million of property and equipment, $522,000 of which will be paid in the fourth quarter, and acquired $156,000 in licenses, $15,000 of which will be paid in the fourth quarter.
In late 2013, we began the build-out of our facility in California from which work will be performed on the CIRM and Coriell contracts. Capital expenditures in California have amounted to $2.5 million, $1.2 million of which occurred in the nine months ended September 30, 2014. We believe that capital spending related to the contracts is substantially complete.
The additional capital expenditures in the nine months ended September 30, 2014 primarily related to the expansion of laboratory space in Madison, WI and to improvements in our information technology and network infrastructure.
Investing activities during the nine months ended September 30, 2013 included $260,000 to acquire certain licenses, $25,000 of which was paid in the fourth quarter of 2013 and $646,000 for purchases of property and equipment.

Financing activities
During the nine months ended September 30, 2014, financing activities included the repayment of $18,000 of long-term debt and the receipt of $31,000 from the exercise of stock options.
Under the terms of our Credit Agreement, we will continue to make interest-only payments through the end of this year. The first of 30 monthly principal and interest payments of $445,000 will be paid at the end of January 2015.
During the nine months ended September 30, 2013 financing activities included the borrowing of $12.0 million under the Credit Agreement, the repayment of $1.1 million of debt, and the $41.1 million in net proceeds from our initial public offering.

Off-balance sheet arrangements
We did not have any off balance sheet arrangements as of December 31, 2013 or September 30, 2014.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10 K/A for the fiscal year ended December 31, 2013.

Recent accounting pronouncements
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern "ASU No. 2014-15", which is included in Accounting Standards Codification 205, Presentation of Financial Statements. ASU No. 2014-15 requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU No. 2014-15 will be effective for the Company starting in the first quarter of fiscal year 2017. Early application is permitted. We are currently evaluating the impact the adoption of ASU No. 2014-15 will have on its financial statements.
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers "ASU No. 2014-09", which supersedes nearly all accounting standards for revenue recognition. ASU No. 2014-09 requires that an entity recognize revenue upon transferring promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will be effective for the Company starting in the first quarter of fiscal year 2017. Early application is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact the adoption of ASU No. 2014-09 will have on our financial statements.

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
Interest rate sensitivity
Cash and cash equivalents are held for working capital purposes. As of September 30, 2014 we had $29.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $4.4 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The remaining cash was on deposit with a major financial institution. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk on these balances. We do not rely on interest received from these balances to fund our operations and do not believe that a change in interest rates would have a material impact on our financial condition.
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

Item 2. Unregistered sales of equity securities and use of proceeds
Unregistered sales of equity securities
In the three months ended September 30, 2014, we did not sell any securities that were unregistered.
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
Through September 30, 2014, the net proceeds from our IPO have been applied as follows: $15.5 million for research and development activities, $6.2 million for sales and marketing activities, $3.0 million for property, plant and equipment and intellectual property, and $8.4 million for general corporate purposes. With regards to the remaining proceeds, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
Our Credit Agreement could restrict our ability to, among other things, sell certain assets, engage in a merger or change in control transaction, incur debt, pay cash dividends, enter into transactions with affiliates and make investments.

Item 5. Other information
The Audit Committee of our Board of Directors approved the following audit-related and non-audit services performed or to be performed for us by our independent registered public accounting firm, Deloitte & Touche LLP, in the three months ended September 30, 2014: procedures performed in connection with their consent to reissue their audit opinion that was incorporated by reference in our registration statement on Form S-3 filed on September 2, 2014.

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
101**
The following materials from Cellular Dynamics International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of operations, (iii) the unaudited Statements of cash flows, and (iv) Notes to financial statements, tagged as blocks of text.
Filed herewith

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Madison, State of Wisconsin, on November 10, 2014.

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
101**
The following materials from Cellular Dynamics International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Balance Sheets, (ii) the unaudited Statements of operations, (iii) the unaudited Statements of cash flows, and (iv) Notes to financial statements, tagged as blocks of text.
Filed herewith

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