Form 10-K
period 2014-12-31
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2015-03-05
CIK 1482080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

(Check one:)
Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
As of June 30, 2014, the last business day of the registrant's most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $197.4 million. The registrant's common stock began trading on The NASDAQ Global Market on July 25, 2013.
As of March 2, 2015, there were 15,814,008 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

Cellular Dynamics International, Inc.
Form 10-K

Part I
Item 1. Business
Overview
We develop and produce fully functioning human cells in industrial quantities to precise specifications. Our proprietary products include true human cells in multiple cell types (iCell products), human induced pluripotent stem cells (iPSCs) and custom iPSCs and iCell products (MyCell products). Our products provide standardized, easy-to-use, cost-effective access to the human cell, the smallest fully functioning operating unit of human biology. We market our products for use in life science in vitro research and development as well as applied product testing, stem cell banking and in vivo cellular therapeutics. We are also in the process of developing human cells as cellular therapeutics.
Our products are based on our iPSC technology. An iPSC is a cell that has the ability both to replicate indefinitely and to be transformed into any cell type in the human body. Our iPSCs are produced from ordinary blood or skin using proprietary techniques that expand upon those pioneered by our founder Dr. James A. Thomson. Once we produce an iPSC, it can be banked indefinitely and becomes a renewable source of starting material for our iCell and MyCell products.
Each of the in vitro, stem cell banking and in vivo cellular therapeutic markets requires cellular models that reproduce, rather than approximate, the operation of the fully functioning human cell. "Fully functioning" means a cell that functions much like a human cell of the same type in specified ways that are relevant to the product's intended uses. Our fully functioning human cells produced in industrial quantities are intended to displace the cells currently used in these markets which are based on models that are surrogates for true human cells. With our products, customers have the potential to improve their access to human biology and increase the productivity of their in vitro research and development; enable the pursuit of novel avenues of biological discovery; accelerate the regulatory analysis and market introduction of clinical products; improve quality control of manufactured clinical products; allow more precise applied and environmental testing; facilitate the development or augmentation of stem cell banks; and foster the development and commercialization of in vivo cellular therapeutics.
We believe we are a leader in the sales of iPSC derived human cells for use in life science in vitro research and development as well as applied product testing. We also believe that we are currently creating the largest iPSC stem cell bank in the world as part of our contracts with the California Institute of Regenerative Medicine (CIRM) and Coriell Institute for Medical Research (Coriell). We believe our leadership position in these two areas provides us significant momentum in our pursuit of opportunities in in vivo cellular therapeutics for conditions such as Parkinson's disease, myocardial infarction and age-related macular degeneration.
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
Multipotent cells and clinical stem cell banking. We also believe that current clinical banking efforts based on multipotent stem cells from umbilical cord blood are of only limited value. At birth, a newborn's umbilical cord blood can be saved and shipped to a facility that isolates and preserves the blood system stem cells found in the cord blood. Because cord blood stem cells are multipotent, not pluripotent, they have only a limited ability to replicate and are predisposed to differentiate only into cells of the blood system. These two limitations make cord blood cells only applicable to the treatment of a very narrow set of diseases, and we expect that they will not be useful for the vast majority of possible diseases the donor might encounter in the future. In addition, cells in these banks have generally been saved for use by the donor and are not available for research purposes or for wider clinical application.
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
Our markets
Our largest customers today are in the life sciences and biopharmaceutical industry research markets (in vitro drug discovery, toxicity testing and chemical safety uses) and stem cell banking. As mentioned above, we are also targeting the markets for cell-based therapies (in vivo cellular therapeutic use). We believe that over time our products, our manufacturing capabilities, the technical know-how we have acquired in developing those proficiencies and our intellectual property position will offer significant opportunities for revenue growth. According to Adivo Associates, the total spent on these three areas in 2011 by all participants was approximately $17.1 billion and is projected to grow to $40.5 billion by 2020.
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
Currently biopharmaceutical industry and academic researchers use primary cells derived from human cadavers or sacrificed animals, transformed (immortalized) cells and live animals for both toxicological research and drug discovery. Because our iCell products are fully functioning human cells, we believe they are more predictive of actual human biology and, therefore better suited for use in biological and biopharmaceutical research than current surrogate models.
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
In March 2013, CIRM awarded CDI a $16.0 million grant to derive three iPSC lines from each of 3,000 different individuals, as part of California's $32.3 million stem cell banking initiative. Upon creation, these iPSC lines will be owned by CIRM. Terms of the award were finalized in October 2013 in the Derivation Agreement and we received our first quarterly payment from CIRM in November 2013. In 2014, we recognized $2.5 million of revenue related to the CIRM award. Through December 31, 2014 we have collected $5.8 million on the CIRM award, $3.1 million of which is in Deferred revenue at year-end.
We are also the primary subcontractor on a $10.0 million grant the Coriell Institute for Medical Research (Coriell) received from CIRM to maintain a bank of the iPSCs derived by CDI under the terms of the Derivation Agreement. Among other things, CDI will expand, and create up to 3,300 distribution cell banks from the 3,000 iPSC lines derived by CDI and from up to 300 third-party pluripotent stem cell lines provided by California researchers. CIRM's agreement with Coriell and our subcontractor agreement with Coriell for $6.3 million were both finalized in late 2013. In 2014, we recognized $462,000 of revenue related to the Coriell subcontract. Through December 31, 2014 we have collected $651,000 on the Coriell subcontract award, $189,000 of which is in Deferred revenue at year-end.
We intend to continue to take advantage of our potential to produce the iPSCs and differentiated cells for additional iPSC banks. We are also positioned to augment the product offering of cord blood banks by creating iPSC lines for their existing and prospective customers. In January 2015, we announced a research collaboration with Cord Blood Registry (CBR) to reprogram newborn stem cells from both umbilical cord blood and umbilical cord tissue collected, processed and cryopreserved under CBR's protocols into induced pluripotent stem cells (iPSCs) using our proprietary methods. Through this research collaboration, CBR will provide to CDI multiple de-identified, research-donated and cryopreserved umbilical cord blood units as well as multiple de-identified units of mesenchymal stem cells (MSCs) isolated from previously cryopreserved cord tissue. CDI will reprogram the cells into iPSCs and confirm their pluripotent nature.
Cells for in vivo cellular therapeutics
According to Adivo Associates, the global human stem cell, tissue and organ therapy market was $5.0 billion in 2011 and is projected to increase to $21.4 billion in 2020. Current in vivo use and related research efforts generally involve the use of cells or organs harvested from animals, cadavers or living donors, with the limitations discussed above. The lack of available manufactured human tissue matching the tissue to be repaired or regenerated particularly hinders the research and development of in vivo cellular therapeutics. Our scalable iPSC-based manufacturing platform allows us to then produce fully functioning, carefully specified human cells in large volumes, thereby enabling the research that may lead to cell therapies that repair, replace or regenerate damaged tissue.
We believe that as the research and development phase of the cellular therapeutics field grows, demand for our cells will increase substantially.
Our products
iCell and MyCell products
Our iCell and MyCell products reproduce, rather than approximate, the operation of the fully functioning human cell. They are manufactured to precise specifications and exacting standards and are designed for ease-of-use and to address our customers' desire to have better access to human cell biology.

Our iCell and MyCell products consist of:

Cell Types and Products	Product Description	Current Product Application
iCell Cardiomyocytes	Highly purified human heart cells comprised of a mixture of spontaneously electrically active atrial, nodal and ventricular-like cells	Model systems for pre-clinical drug discovery, toxicity testing, disease modeling and other life science research
iCell Neurons	Highly purified human neurons typical of the forebrain, comprised primarily of GABAergic and glutamatergic neurons
iCell DopaNeurons	Highly purified human midbrain dopaminergic neurons essential for controlling complex behaviors such as voluntary movement, reward processing, and working memory
iCell Endothelial Cells	Highly purified human interior surface blood vessel cells exhibiting characteristic endothelial cell functions, including tubular formation, acetylated LDL uptake, barrier function and wound healing
iCell Hepatocytes (1)
Highly purified human liver cells that exhibit hepatocyte morphology, characteristic gene and protein expression, toxin sensitivity, metabolic activity, glucose regulation, lipid regulation, transporter function and viral infectivity

MyCell	Human iPSCs reprogrammed from customer-sourced or customer-specified samples	Make iPSCs for stem cell banking and cell modeling of specific ethnic or disease populations and genetic engineering for in vitro research
Human differentiated cells derived from MyCell iPSCs
Media and reprogramming kit	Combination of three reagents (Essential 8 Medium, Vitronectin and Episomal iPSC Reprogramming Vectors) used for reprogramming tissue into iPSCs	Making iPSCs for limited research use only
(1) In 2014, iCell Hepatocytes were considered prototypes and therefore, revenue was reported in Collaborations, partnerships and other revenues.
iCell Cardiomyocytes. Derived from iPSCs, our iCell Cardiomyocytes are highly purified human heart cells that beat in a dish and behave just like the heart cells found in the human body. These cells provide a biologically relevant model system for in vitro drug discovery, toxicity testing and drug safety, as well as in vivo cellular therapeutics research and development and stem cell banking. For instance, iCell Cardiomyocytes were shown in a study by Hoffmann-La Roche (published in the journal Toxicological Sciences) to be significantly better at detecting harmful cardiovascular drug-induced side effects. In a separate study (published in the journal Cell Reports), scientists used iCell Cardiomyocytes as a disease model to identify potential therapeutic approaches for diabetes-related heart problems.
iCell Cardiomyocytes have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	To determine that their compounds do not adversely affect critical electrical, biochemical or mechanical cardiomyocyte function.

◦	As a toxicity test system in standard assay offerings.

◦	To examine their suitability to replace existing in vitro and animal-based tests for arrhythmia assessment and thorough QT studies in humans.

◦	To screen for compounds that could be cardioprotective against oxidative stress and hypoxia.

◦
To be used in drug discovery programs as disease models and screening material to discover therapeutic approaches for a variety of diseases including cardiac hypertrophy, diabetes-related complication, and contractile dysfunction.

•	In vivo

◦	To advance cell therapy research by making feasible the animal studies of cardiomyocyte patches that deliver healthy cells to the damaged area of the heart after a myocardial infarction.
MyCell Cardiomyocytes are the focus of our significant banking project with the NHLBI and Medical College of Wisconsin which involves the study of 250 different patients with a form of heart disease known as left ventricular hypertrophy. We are producing iPSCs from these patients and differentiating those iPSCs into a diversity panel of cardiomyocytes.
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
iCell Neurons have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	To model Alzheimer's disease for compound screening.

◦	To model infection and growth of clinically relevant strains of the virus that causes chicken-pox and shingles (Varicella Zoster).

◦	To study the genetic basis of epilepsy.

◦	To study the unique biology of autism spectrum disorders.

◦	For applied testing, to replace an existing animal test for botulinum neurotoxin potency, with a superior in vitro assay based on iCell Neurons.

iCell DopaNeurons. iCell DopaNeurons, derived from human iPSCs, are highly pure floor-plate derived midbrain dopaminergic neurons. The loss of midbrain dopaminergic neurons is associated with Parkinson’s disease, and highly altered levels of dopamine activity have been linked to various neuropsychiatric disorders. Dopaminergic neurons derived from the floor plate are the only human cell to have been shown to efficiently engraft and alleviate Parkinsonian symptoms in animals, making these cells a leading candidate for use in cellular therapeutics. We believe that iCell DopaNeurons exhibit relevant biology and functionality to advance research and preclinical studies for neurological disorders.
iCell DopaNeurons have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	To induce a disease phenotype to make in vitro human Parkinson's disease model.

◦	To develop phenotypic assays modeling Parkinson's disease to better understand the disease's mechanisms.

◦	To model Gaucher disease, often a precursor to Parkinson's disease, to better understand disease origins and genetic risk factors.

•	In vivo

◦	To advance cell therapy research by making preclinical studies feasible whereby healthy human dopaminergic neurons are transplanted into the brains of animals induced to display Parkinson's disease.

iCell Endothelial Cells. Derived from iPSCs, iCell Endothelial Cells are interior surface blood vessel cells. iCell Endothelial Cells provide a biologically relevant in vitro model system for use in vascular biology research including angiogenesis, atherosclerosis, inflammation and other life science research.
iCell Endothelial Cells have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	For modeling viral infectivity.

◦	For modeling vascular disease and stroke.

◦	For bioengineering applications to generate vascular networks.

•	In vivo

◦	In preliminary regenerative medicine applications as a necessary co-culture along with other cells for tissue engineering studies for research into potential in vivo use.

◦	In preliminary regenerative medicine applications to vascularize three-dimensional matrices or decellularized organs for tissue engineering studies for research into potential in vivo use.
iCell Hepatocytes. Derived from iPSCs, iCell Hepatocytes are human liver cells that, as with our other products, are currently cryopreserved and sold frozen. These cells provide a biologically relevant in vitro model system for pre-clinical drug discovery, hepatotoxicity testing, disease modeling and other life science research.
iCell Hepatocytes have been ordered by our customers for a variety of purposes, including:

•	In vitro

◦	To perform drug screening for viral and malaria parasite infectivity.

◦	To study metabolism and glucose regulation to better understand disease mechanisms.

◦	To study viral infection and growth by clinically relevant strains of Hepatitis C virus and Hepatitis B virus.

◦	To model the interaction between immune cells and liver cells that cause liver inflammation and toxicity.

•	In vivo

◦
For research into potential in vivo use in the treatment of liver disease. Researchers are currently using iCell Hepatocytes as the cellular material for in vivo implantation in animal models, in bio-artificial liver devices and to repopulate decellularized livers.

MyCell products. MyCell products provide customers with iPSCs or differentiated cells made from customer-sourced or customer-specified samples. This product offering provides our customers with access to iPSCs and differentiated cell products produced from specific genetic, ethnic or disease populations. Our expertise in genetically engineering iPSCs also allows our customers to order iPSCs that have been engineered to repair a specific gene mutation or to express additional genes in a manner non-disruptive to the remainder of the genome. MyCell products leverage our industrial manufacturing platform to handle the parallel production of multiple iPSC lines and iCell products. We are capable of manufacturing billions of cells in this manner to high quality and purity standards. Our ability to derive multiple iPSC lines in parallel also positions us to manufacture for the stem cell banking market.
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
Our MyCell offerings differ from our iCell offerings in that the iPSCs used in the differentiation are reprogrammed from specific genetic, ethnic or disease populations. The capability to produce iPSCs from specific individuals or populations is key to our stem cell banking business
Media and reprogramming. Our medium, Essential 8, and our substrate, Vitronectin, are optimized for the consistent, reproducible derivation, growth and maintenance of human iPSCs. The combination of Essential 8 Medium and Vitronectin provides a defined culture system for robust, cost-effective and scalable iPSC culture. We have selected Life Technologies Corporation to manufacture and distribute these products as well as our Episomal iPSC Reprogramming Vectors. The combination of these three components creates a “kit” for reprogramming tissue into iPSCs. The reprogramming vectors and kit, as currently sold, permit our customers to use the iPSCs for limited research use only.

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

Additional product features
Cells for in vitro and in vivo use
We develop and produce human cells as both research tools and as potential raw materials for future cellular therapeutic products. We develop and produce human cells so that our customers can develop better, safer and more advanced drugs and cellular therapeutics. The standardized, easy-to-use and fully functioning human cells of our products include the following features:

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

Cryopreserved	iCell and MyCell products are shipped to the customer cryopreserved, permitting us to inventory our products and allowing customers to store the cells and use them on their time schedule.
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

Cells for stem cell banking
We believe that the same product features that provide our customers with a full product solution for their in vitro and in vivo cell needs make us uniquely capable to produce the quality, quantity and purity of cells needed for the manufacture of iPSCs that are placed into stem cell banks. In addition to the product features immediately above, we believe that a stem cell bank must be built on a rigorous quality management system (QMS) that is capable of overseeing the derivation of thousands of iPSC lines. We have such a system and believe that few other companies have or will be willing to spend the capital necessary to build the QMS required to ensure the consistency of manufacture needed to make the iPSCs deposited in the stem cell bank useful. In addition, we expect that a stem cell bank will require an information management system, like ours, that is capable of handling the information associated with the derivation of thousands of iPS lines and the management of associated raw materials, in-process materials and finished goods inventory.
Product development expertise and cell types under development
We have a deep expertise in stem cell biology. We currently employ scientists with a collective experience base of over 700 years in a field of human stem cell biology that is 16 years old. Our research and development is organized into three areas of expertise: cell biology, process sciences and genetic engineering. Cell biology is responsible for defining cell specifications, functions, assays and features. The process sciences group designs the most robust manufacturing system possible for each product, while reducing costs and variability and increasing scale and yield. The genetic engineering group is responsible for developing and improving methods of reprogramming as well as handling genetic engineering tasks. Our projects may involve resources from all three groups, with team members assigned based on their expertise.
In 2014, we continued to utilize our core iPSC technology in the development of new cell types, new iCell products based on those cell types, and extensions of existing iCell products. Currently we have several cell types under development including those below, many of which are in early-release testing with customers and generate revenue recorded as Collaborations, partnerships and other revenues.

Cell type	Description	Applications
Nociceptors	Pain receptor neurons	Researchers are interested in understanding how nociceptors work to gain a better understanding of the biology of pain, to quantify it, and to find drugs to modulate it.
Astrocytes	Cells found in the brain that support neuronal function
These cells are synergistic with iCell Neurons. Customers frequently request astrocytes to build a more complete human neurological model. Astrocytes have also been implicated in multiple neurological disorders.

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

Retinal pigmented epithelial cells (RPE)	RPE cells are the pigmented cell layer just outside the neurosensory retina, and provide nourishment and support to retinal visual cells
RPEs are useful for scientists wishing to study the mechanisms of normal retinal function, such as light absorption and water and material transport. They are also critical for the studying the pathology of cellular degeneration in age-related macular degeration and other degenerative eye disorders.

Macrophages	Macrophages are a type of white blood cell that engulfs and digests cellular debris, foreign substances, microbes, and cancer cells in a process called phagocytosis
Macrophages can be applied in a variety of applications including co-culture in tumor models, immune response, inflammation, toxicity testing, and infectious disease modeling. iPSC-derived macrophages may replace human Kupffer cells, primary animal tissue isolates, and on-demand cells differentiated from the buffy coat fraction of a blood sample, eliminating inter-donor variability and addressing the insufficiencies associated with using animal cells to model human biology.

Current Good Manufacturing Practices (cGMP) iPSC lines	Lines of episomally derived iPSCs manufactured under conditions compatible with full cGMP compliance	Therapeutics manufacturers and others will require cells derived to cGMP standards.

Cellular therapeutics
CDI is increasing its efforts to develop our human cells into cellular therapeutics that might eventually be used in a clinical setting. In this endeavor we are able to integrate the knowledge and insights gained in our previous iCell and MyCell product development and manufacturing efforts. We have experience making the following cells and each is a candidate for further development as cellular therapeutics for the noted indications

Cell Type	Potential Therapeutic Indications
Dopaminergic Neurons	Parkinson’s disease
Cardiomyocytes Cardiac Progenitors	Myocardial infarction Heart failure Muscular dystrophy
Retinal Pigmented Epithelial Cells Photoreceptor Progenitors	Age-related macular degeneration Cone dystrophies Retinitis pigmentosa
Neurons	Stroke Alzheimer’s disease Epilepsy Autism Huntington’s disease
Astrocytes	Alzheimer’s disease Cerebral palsy
Hepatocytes	Acute & chronic liver failure Drug induced liver injury (DILI)
Hematopoietic Progenitors	Leukemia AIDS Sickle cell anemia
Endothelial Cells	Myocardial infarction Stroke Peripheral limb ischemia
Skeletal Myoblasts	Muscular dystrophy
CDI is working with academic or government collaborators in pre-investigational new drug (IND) animal studies in the following cell types:

•	Dopaminergic Neurons for Parkinson’s disease

•	Retinal pigmented epithelial cells for age-related macular degeneration

•	Cardiomyocytes for myocardial infarction therapy
In late 2014, we announced that the National Eye Institute (NEI), a division of the National Institutes of Health (NIH), awarded to us a $1.2 million contract to manufacture clinically compatible iPSCs and iPSC-derived human retinal pigment epithelial (RPE) cells. These cells will be manufactured from individuals suffering from dry age-related macular degeneration (AMD) and are intended for IND enabling studies. If the IND is approved, the same procedures are expected to be used to generate clinical-grade iPSC-derived RPE tissue for transplantation into AMD patients. We will use our expertise to reprogram skin and blood samples from individuals with AMD to create clinically compatible, autologous iPSCs, which are genetically identical to the individual. As a genetic match to the patient, these cells are intended to reduce the risk of transplant rejection. NEI researchers plan to use these cells as part of their pre-clinical process to develop the first autologous cell transplantation treatment for dry AMD.
In addition, in February 2015 we announced that we had manufactured, under current Good Manufacturing Practices (cGMP), stem cell lines from two HLA "superdonors." HLA superdonors are individuals whose genetic HLA (human leukocyte antigens) profiles make their cells or tissues more compatible for donation to unrelated patients - a concern that arises with organ or tissue transplantation and potential rejection. These two HLA superdonor cell lines provide a partial HLA match to approximately 19% of the U.S. population. These cell lines will enable a new area of cell therapy research using HLA matching.
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
Episomal reprogramming patents and Thomson reprogramming patents
We own 48 U.S. and foreign patents and patent applications relating to episomal reprogramming, our "footprint-free" reprogramming technology, none of which will expire before 2029. Episomal reprogramming uses genetic elements from a virus, but no actual virus, to enable a plasmid to replicate in the cell being reprogrammed, which helps with reprogramming efficiency. The most significant application of this portfolio is the first filed patent application on the episomal method, U.S. Patent No. 8,546,140 issued in October 2013 on an application originally filed in 2008. The term of this patent will extend until 2029. Other U.S. patents on improvements on this method, U.S. Patent Nos. 8,692,574 and 8,741,648, issued in April and June of 2014. These patent rights cover the following: 1) some of our iPSCs from which we make our current MyCell products, 2) iPSCs made when performing our work for CIRM, and 3) iPSCs from which we make iCell products when made using episomal reprogramming.
Our license agreement with the Wisconsin Alumni Research Foundation (WARF) provides us with an exclusive, worldwide license to certain patents covering products for diagnostic, research and therapeutic purposes made using another patent position on episomal reprogramming. These licensed patent rights also cover iPSCs from which we make our MyCell products and cover iPSCs made when performing the work that we do for CIRM and iPSCs from which we make iCell products when made using episomal reprogramming. These licensed patents include nine U.S. and foreign patents and patent applications extending (when issued) to at least 2029, the most significant of which is U.S. Patent No. 8,268,620, which covers episomal reprogramming using certain genetic factors.
Our license agreement with WARF also provides us with a non-exclusive, worldwide license to certain patent rights covering products for research and therapeutic purposes made using certain genetic reprogramming factors, which we refer to as the Thomson reprogramming factors. These licensed patent rights cover iPSCs made using these factors. The license agreement also provides us with an exclusive, worldwide license to make and sell iPSC-derived materials made using these factors for both research and therapeutics uses. These licensed patents include another 18 U.S. and foreign patents and patent applications expiring no sooner than 2028 the most significant of which is U.S. Patent No. 8,183,038, which covers the four factors useful for reprogramming.
Under the license agreement, WARF retains the right to grant non-exclusive licenses covering the patents covering the Thomson reprogramming factors to third parties, limited to internal research use only, as well as the right to use, and grant to non-profit research institutions and governmental agencies non-exclusive licenses to, the licensed patent rights for noncommercial educational and research purposes. In addition, the U.S. government retains certain rights to inventions arising from federally supported research or development. Certain of our exclusive licenses under the license agreement may be converted into non-exclusive licenses in certain circumstances. WARF retains the right to prosecute licensed patent filings worldwide but at our expense we may require them to prosecute a foreign patent filing covering a U.S. patent exclusively licensed to us. We also are obligated to reimburse WARF for up to the entire cost and expense of prosecuting and maintaining certain of the licensed patents. WARF retains the right to initiate any infringement proceedings. We granted to WARF and certain of its affiliated institutions a non-exclusive, royalty-free, irrevocable, worldwide license for noncommercial research purposes to certain inventions developed by us using the licensed patents, iPSCs made under the license, and certain derivative materials, with the right to grant sublicenses to organizations associated with WARF or the University of Wisconsin for such purposes. We issued shares of our common stock to WARF and its affiliate, WiCell Research Institute, Inc., and we agreed to pay to WARF a license fee, royalties based on sales revenues of licensed products on a country-by-country basis including an aggregate minimum annual royalty, and we also may be required to pay up to an aggregate of $3.0 million in future milestone payments for therapeutics products the first of which potentially could become due starting in 2018 and the last of which potentially could become due starting in 2024. Since 2008 when we acquired our predecessor companies by merger, we have paid WARF approximately $1.6 million in license fees and royalties for these licenses and approximately $798,000 as reimbursement of WARF's related patent filing and prosecution costs and expenses. The license agreement will terminate as to each country and licensed product upon expiration of the last-to-expire patent covering licensed products in each country, and it is subject to early termination by WARF in the event of certain breaches by us of the license agreement.
Field patent family
Our license agreement with Indiana University Research and Technology Corporation (IURTC) provides us with an exclusive, worldwide license to the Field patent family, the most significant of which is U.S. Patent No. 5,733,727. This patent claims a lineage purification technique to make pure cultures of cardiomyocytes and expires on March 31, 2015. Under the license agreement, IURTC retains the right to use the licensed patent rights for noncommercial, educational and research purposes and they may permit other universities and non-profit research institutes to use the licensed patent rights under appropriate agreements for the same purposes. In addition, the United States government retains certain rights to inventions arising from federally supported research or development. IURTC retains the right to prosecute licensed patent filings worldwide. We are obligated to reimburse IURTC for up to the entire cost and expense of prosecuting and maintaining the licensed patents. With IURTC's consent, we may initiate infringement proceedings. To date we have paid IURTC approximately $664,000 in license fees and royalties and approximately $118,000 as reimbursement of their related patent filing and prosecution costs and expenses. The license agreement will terminate upon the expiration of the last to expire patent within the licensed patent rights, and it is subject to early termination by IURTC in the event of certain breaches by us of the license agreement. The protection afforded by this patent helped to enable us to develop our purification technique, know-how that we will continue to maintain as a trade secret following the expiration of this patent.
Yamanaka patent estate
Our license agreement with iPS Academia Japan (iPS AJ) provides us with a non-exclusive, worldwide, research use only license to basic patent rights filed by Yamanaka. This patent estate includes 98 U.S. and foreign patents and patent applications expiring between 2026 and 2029 the most significant of which so far is U.S. Patent No. 8,048,999, which covers the Yamanaka set of reprogramming factors. These licensed patents cover our MyCell products, the work that we do for CIRM and iCell products when made from iPSCs made using episomal reprogramming. We agreed to pay to iPS AJ a license fee and royalties including a minimum annual maintenance fee. To date we have paid iPS AJ approximately $650,000 in license fees and royalties. The license agreement will terminate upon the expiration of the last to expire patent within the licensed patents, and it is subject to early termination by iPS AJ in the event of certain breaches by us of the license agreement.
United States patent covering automated production of all human pluripotent stem cells
Patent No. 8,815,585, awarded to us in August 2014, covers the automated production of human pluripotent stem cells, including iPSCs. This patent has broad-reaching effects, covering research, cellular therapy development and stem cell banking.  Large-scale applications, such as autologous cellular therapeutic development as well as stem cell banking, require automation for parallel processing of samples from many donors. In addition, the patent broadly covers automated iPSC culturing without the use of feeder cells or the addition of serum to culture media, factors important to cellular therapy development in a cGMP environment.

Patents covering derivation of pluripotent stem cells from fresh or banked human blood samples
In July 2014, we announced that we had been awarded two patents on the reprogramming of human cells into pluripotent stem cells from human blood. We believe blood is the preferred tissue for the creation of human iPSCs because of the standardized and relatively non-invasive nature of blood collection. The patents cover reprogramming using freshly collected blood as well as samples stored in blood banks.

US Patent 8,691,574, issued April 8, 2014, covers the reprogramming of hematopoietic progenitor cells from blood into iPSCs using episomal vectors and under feeder-free conditions. An advantage of our method is that it requires only small volumes of blood, consistent with a standard doctor's office blood draw. The original method of iPS cell reprogramming uses viral vectors to insert four genes into the adult tissue cell's DNA. These genes integrate directly into the cell's genome. Concerns have arisen over the potential risks associated with this insertion of foreign DNA into the cell's genome, including insertion defects and errors that could lead to tumors. As discussed above, we own the patent covering iPSC episomal reprogramming, whereby episomal vectors drive adult tissue cells back to a stem cell state before exiting the cell. This non-integrating methodology alleviates major safety concerns over the potential use of iPS-derived cells as therapeutics and removes a significant barrier for applying the technology in a clinical setting. We have already performed episomal reprogramming to Good Manufacturing Practice (GMP) standards, a prerequisite for use of these cells in clinical applications.

US Patent 8,741,648, issued June 3, 2014, covers the reprogramming of CD34+ hematopoietic blood cells isolated from fresh blood samples into iPSCs. Other reprogramming methods utilize epidermal cells obtained from skin punch biopsies, which are often painful, typically require local anesthetic and may leave scars. Collection of blood is much less invasive.

Additional intellectual property considerations
In addition to our portfolio of patents and patent rights, we maintain many of our techniques, protocols and procedures as trade secrets. The documents embodying such techniques, protocols and procedures were all developed as a part of our QMS and new product introduction (NPI) system and are company trade secrets and are maintained as such. All manufacturing is performed using tested trade secret-protected manufacturing protocols. We take all appropriate measures to ensure that we maintain the protection of these materials as trade secrets.
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
In 2013 and 2014, we built out our dedicated manufacturing facility in Novato, CA, within the Buck Institute for Research on Aging. This facility is outfitted for the high throughput manufacture of iPSC lines and is currently in exclusive use for the 3-year, $16 million CIRM grant to manufacture 9,000 iPSC lines, and an associated 4-year, $6.3 million subcontract with Coriell for expansion and banking of these new cell lines and up to 300 other cell lines.
These 9,000 lines will be derived from 3,000 donors representing 11 different diseases and controls. All of the cell lines manufactured during this project are expected to be available as a bank of cells from which we could manufacture differentiated cell types for our customers through our MyCell product offering.
Quality management system
A critical component of our technology platform is the strength of our QMS. As a company that manufactures products for the research market, we chose to use concepts from the International Organization for Standardization (ISO) 9001 when developing our core quality system. We believe that the research market today will give rise to a robust and valuable cellular therapeutics market in the future. To manufacture products in that future market, a quality system which is capable of generating FDA cGMP compliant products will be required. Therefore, we also incorporated elements of cGMP in our core QMS. As a result, our QMS is an innovative blend of guidance from both ISO and cGMP that offers us the unique perspective of a tools manufacturer with an eye towards the future manufacture of clinical grade products.
New product introduction system
Our NPI system is a key component of our overall quality system, and a critical scientific and corporate control point for our activities. Our NPI system allows us to maintain a disciplined focus on our stated product development priorities, and to track the progress of these projects relative to time and budget. This organizing paradigm also offers a set of formulas, templates, Standard Operation Procedures (SOPs), guidelines and milestones that dramatically increase the likelihood that projects are completed as scheduled, and that the outcome of those projects meets the true market requirement for the new product. Each step of the process is carefully recorded in a requirements and specifications document that often exceeds 50 pages for a single product. We believe the structure and documentation of our processes and control environment provides a competitive advantage for our current products when compared to other offerings in the market. We also believe these current systems provide the base structure need for the more complex documentation and reporting that will be required in a therapeutic environment.
Manufacture of differentiated cells
To manufacture differentiated cells, we have built four dedicated manufacturing suites totaling approximately 3,900 square feet of space. Within these four suites, products are manufactured on a rotating schedule with priority determined by market forecast. The current capacity of the labs is approximately 70 billion iPSCs/month, as well as the simultaneous manufacturing of two of the following differentiated cell types at a given time: iCell Cardiomyocytes (30 billion/month), iCell Endothelial Cells (20 billion/month), iCell Neurons (30 billion/month), iCell DopaNeurons (10 billion/month) and iCell Hepatocytes (20 billion/month). Should market demand exceed our current capacity limits, the manufacturing productivity can be increased readily through the build-out of additional space or by improved manufacturing techniques that increase unit manufacturing output. We believe that the manufacturing capabilities we have developed and the readiness at which they can be expanded could provide a competitive advantage in the potential market for cellular therapeutics which could require numbers of cells well in excess of volumes needed for the current research markets.
Customers
We had 200 different customers in 2014.  Our customers include biopharmaceutical companies, contract research organizations, academic researchers and government agencies.  In 2014 we sold to 18 of the top 20 biopharmaceutical companies as ranked by their worldwide research and development spending.
In the last three years, four large biopharmaceutical customers and CIRM individually accounted for 10% or more of our total revenue in one or more years. CIRM accounted for 15% of total revenue in 2014. Eli Lilly and Company (Lilly) accounted for 18% of total revenue in 2012 and 2013 and 9% of total revenue in 2014. Hoffmann-La Roche Inc. (Roche) accounted for 8% of total revenue in 2013 and 10% of total revenue in 2014. GSK accounted for 11% of our total revenue in 2012. AstraZeneca UK Limited (AstraZeneca) accounted for 15% of our total revenue in 2013.
In November, 2013, we announced our receipt of a Notice of Grant Award (NGA) for $16 million from CIRM to create a human induced pluripotent stem cell biobank from 3,000 individuals. The agreement runs through October 31, 2016. In accounting for revenue over that time period we are using the Proportional Performance Method whereby revenue is recognized in proportion to the level of service, as measured by labor and materials cost, provided on a systematic and rational basis.
Under the terms of a 2012 Center of Excellence Agreement with Lilly, Lilly agreed to order a minimum number of units of iCell products each quarter through the fourth quarter of 2014 at a predetermined price for that year. Through December 31, 2014, we were also to reprogram a specified number of donor samples provided by Lilly, and invoice Lilly for these MyCell products according to predetermined pricing tiers. The agreement also included periodic payments related to joint steering committee meetings, milestone payments based on determinations of the joint steering committees and the custom development of two different cell types. As of December 31, 2014, the custom cell development portion of the agreement had been completed, however, a portion of the reprogramming work is being extended into 2015.
Under the terms of a 2012 Center of Excellence Agreement with AstraZeneca, AstraZeneca agreed to order a minimum number of units of commercial iCell products at a predetermined price, pay us for the reprogramming of certain donor samples and pay us upon the achievement of certain milestones related to our attempts to develop, manufacture and commercially release a custom cell type. The terms of the AstraZeneca agreement were substantially satisfied by December 31, 2013.
Our initial commercial sales of iCell Cardiomyocytes to Roche and certain of Roche's affiliates, were made under the terms of a supply agreement which established predetermined pricing tiers and was not subject to minimum purchase provisions. Sales of iCell Cardiomyocytes under this agreement were completed by August 31, 2012.
Our initial commercial sales of iCell Cardiomyocytes to GSK were made under the terms of a supply agreement that provided for predetermined pricing tiers and were not subject to minimum purchase provisions. Sales of iCell Cardiomyocytes under this agreement were completed by May 18, 2012.

Following the completion of the contracts referenced above, these customers have continued to purchase our products.
Commercial sales and marketing
We are focused on developing and producing human cell-based products that meet our customers' needs.  We have built a full service commercial team, including sales, marketing, technical support and application development, that is responsible for working closely with customers to determine their product needs, and that also works closely with our product development, process development and manufacturing teams to develop and deliver on those needs.
During 2014, we sponsored user group meetings in both the United States and Europe. These events included presentations by key opinion leaders and forums involving many users of our products.
Our commercial team also includes a business development team focused on pursuing opportunities in stem cell banking and therapeutic applications of our products.
Distribution channels
We cover our three core markets with a mixture of direct sales, business development efforts and third party distributors. We directly sell our current iCell products and MyCell products in the United States, Europe and the rest of the world except for Japan, where we use a distributor. In April 2011, we appointed iPS Academia Japan, Inc. (iPS AJ) to distribute and sell specified products in Japan, on a non-exclusive basis. In September 2014, with our permission, iPS AJ transferred its distributor agreement to iPS Portal, Inc. We provide iPS Portal with a predetermined pricing tier.  Either party may terminate the agreement upon 30 days written notice to the other party. We continue to evaluate distributorship opportunities in other foreign markets.
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

Other pluripotent cell manufacturers
Some other companies have either announced an interest in, or begun to market products based on, pluripotent stem cell technology. These companies include Axiogenesis AG, Takara Bio (Cellectis), General Electric Co., Life Technologies Corporation, Lonza Group Ltd., Reprocell, BioTime, Inc., Axol Bioscience and Sigma-Aldrich. These companies have either chosen to base their offerings on human embryonic stem cell technologies or have not manufactured cells in comparable quantity, quality or purity as us. We believe that to succeed in the markets for standardized human cells, a manufacturer must:

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
Government regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including obligations to seek informed consent from donors for the use of their blood and other tissue. In the United States, human subjects research that is conducted, funded or otherwise supported by a federal department or agency is subject to laws and certain regulations that embody the Federal Policy for the Protection of Human Research Subjects. In addition, any federal department or agency which takes appropriate administrative action can also subject certain human subjects research to certain regulations that embody the Federal Policy for the Protection of Human Research Subjects. When we participate in human subjects research such as research involving our collection of donor tissue samples for reprogramming into iPSCs where the resulting information may allow for the identification of the donor and the research is supported by a federal department (for example, NIH funded research) or we participate in a research activity that is subject to the regulation of a particular federal agency (for example, Investigational New Drug requirements administered by the U.S. Food and Drug Administration (FDA)), the conduct of the research must comply with the relevant Federal Policy for the Protection of Human Research Subjects regulations, which require review and approval by an institutional review board (IRB) operating in accordance with the pertinent requirements of the regulations. We generally make efforts to not obtain private patient health or identifying information, for example about donors of sample materials which we reprogram to make iPSCs from which we make our iCell products. However, we may inadvertently receive such information, or we may decide in certain circumstances, for example in connection with our MyCell product, to receive donor-related information, that may also subject us to state and other privacy laws. Our collaborations with customers in the United Kingdom may involve research activities that are subject to the U.K. Human Tissue Act of 2004 (HTA)

such that our customer may be required to be licensed under the HTA for such activities and/or any tissue samples must be collected by our customer in the United Kingdom under donor informed consent procedures and provided to us in accordance with the requirements of the HTA. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. When we engage in business in markets in countries other than the United States, we may become subject to foreign laws and regulations relating to human subjects research and other laws and regulations that are often more restrictive than those in the United States.
Our iCell and MyCell products are currently labeled and sold to biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, contract research organizations and stem cell banks for research purposes only, and not for therapeutic procedures or any use in humans. As research use only products, they are not subject to regulation as biological products or drugs by the FDA or comparable agencies of other countries. However, if we change the labeling of our products in the future to include therapeutic applications, our products or related applications could be subject to the FDA's pre- and post-market regulations. For example, if we wish to label and market our products for use in performing cell therapy or regenerative medicine, such as tissue engineering or organ replacement, we would need to comply with relevant FDA regulations and might need to obtain FDA pre-market clearance or approval. See "Risk factors—Risks related to our business and strategy."
Employees
As of December 31, 2014, we had 155 full-time and part-time employees worldwide, of which 29 work in production, 75 work in research and development (including 14 in our California location), 35 work in sales and marketing and 16 work in general and administrative.
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
Financial information about foreign and domestic operations
We have a single operating segment. Information about segment and geographic revenue is set forth in Note 3 of our Notes to the financial statements included in Part II, Item 8 "Financial statements and supplementary data" of this Annual Report on Form 10-K.

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
We have a limited operating history and have incurred significant and increasing losses in each fiscal year since our inception, including net losses of $22.3 million in 2012, $25 million in 2013 and $30.6 million in 2014. As of December 31, 2014, we had an accumulated deficit of $137.6 million. These losses have resulted principally from costs incurred in our research and development programs and from our sales and marketing and general and administrative expenses. We expect to continue to incur operating and net losses and negative cash flow from operations, which may increase, for the foreseeable future due to research and development and sales and marketing activities. Additionally, when compared to quarters prior to the initial public offering (IPO) of our common stock, our general and administrative expenses have increased due to the annual incentive cash compensation plan, the non-employee director compensation plan, premiums for directors and officers insurance and additional operational and reporting costs associated with being a public company. We anticipate that our business will generate operating losses until we successfully implement our commercial development strategy and generate significant additional revenues to support our level of operating expenses. Because of the numerous risks and uncertainties associated with our commercialization efforts and future product development, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability.
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
Our quarterly revenue and results of operations have varied in the past and may continue to vary significantly from quarter-to-quarter. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in demand for our products; changes in customer budget cycles; variations in customer purchasing strategies including bulk purchases; tendencies among some customers to defer purchase decisions to the end of a quarter or end of a year; changes in our pricing and sales policies or the pricing and sales policies of our competitors; timing of revenue recognition, which may be based on a variety of factors including milestone achievements and progress against experimental work plans; our ability to achieve milestones, progress against experimental work plans and meet other benchmarks under contracts with our customers; our ability to design, manufacture and deliver products to our customers in a timely and cost-effective manner; quality control or yield problems in our manufacturing operations; our ability to obtain in a timely manner adequate quantities of the components used in our products; product mix; new product introductions and enhancements by us and by our competitors; and unanticipated increases in costs or expenses. Between the first quarter of 2011 and the fourth quarter of 2014, we experienced percentage changes in consecutive quarterly revenues ranging from a decline of 29% to an increase of 139% as a result of one or more of the factors described above. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations. Any failure to adjust spending quickly enough to compensate for a revenue shortfall or decision not to do so could magnify the adverse impact of such revenue shortfall on our results of operations.
Our revenue depends on production of a small group of products.
We generate revenue from sales of our proprietary products, which consist of the iCell products currently being marketed and sold, together with our MyCell products and media and reprogramming kits. We also generate revenue under collaboration agreements with our customers, which includes revenue from the sale of new products under development. There is no assurance that we will generate revenues from these products, or any products under development, in the future. Our success is highly dependent on market acceptance of our products, which is uncertain. Because we are dependent on a small group of products, factors such as changes in customer preferences and specifications and general market conditions in our industry may have a significant impact on us. If the demand for our products fails to grow, develops more slowly than expected, decreases in response to customer preferences or new specifications we are unable to satisfy, or becomes saturated with competing products, then our business, financial condition and results of operation will be materially adversely affected.
We currently rely on a relatively small number of customers to produce a significant amount of our total revenue.
During 2012, 2013 and 2014, four of our large biopharmaceutical customers and CIRM individually accounted for 10% or more of our total revenue in one or more of the years. Lilly accounted for 18% of total revenue in 2012 and 18% of total revenue in 2013. GSK accounted for 11% of our total revenue in 2012. AstraZeneca accounted for 15% of our total revenue in 2013. Roche accounted for 10% of total revenue in 2014. CIRM accounted for 15% of total revenue in 2014. Typically our customers, including those above, purchase our products pursuant to purchase orders, or purchase under contracts for specified periods of time and which may be terminated by our customer. A portion of the revenues attributable to Lilly during the periods described above were pursuant to minimum purchase requirements. If we lose one or more of our significant customers or any of our significant customers experiences financial difficulty, then our business and results of operations could be materially adversely affected.

Our future success is dependent upon our ability to expand our customer base and introduce new products.
Our customer base is primarily composed of biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, contract research organizations and stem cell banks that use our products to perform analyses for research and commercial purposes. Our success will depend in part upon our ability to increase our sales to these core customers, attract additional customers outside of these markets and market new products to existing and new customers as we develop such products. Attracting new customers and introducing new products requires substantial time and expense. For example, it may be difficult to identify, engage and market to customers who are unfamiliar with our products. Any failure to expand sales to our existing customer base, attract new customers or launch new products would adversely affect our ability to increase our revenues.
Our sales cycles are lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.
The lengthy and variable sales cycles for our products make it difficult for us to accurately forecast revenues in a given period, and may cause revenue and operating results to vary significantly from period to period.
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
We intend to devote significant personnel and financial resources to research and development activities designed to expand our products. Our technology is new and complex and the time and resources necessary to develop new cell types are difficult to predict in advance. For example, one of our iCell products was in development for approximately 15 months whereas other products have been in development for two or more years. In the past, product development projects have been significantly delayed when we encountered unanticipated difficulties in differentiating iPSCs into new cell types. We may have similar delays in the future, and we may not obtain any benefits from our research and development activities. Any delay or failure by us to develop new products would have a substantial adverse effect on our business and results of operations.
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
We have limited experience in marketing, selling and distributing our products. Our iCell Cardiomyocytes, iCell Endothelial Cells and iCell Neurons were first launched as products in December 2009, September 2011 and December 2011, respectively, and in 2012 we began selling iCell Hepatocytes under early access agreements to research collaborators. Our MyCell product was first offered for sale in June 2012. Our iCell DopaNeuron was launched as a product in the first quarter of 2014. We may not be able to market, sell and distribute our products effectively enough to support our planned growth.
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
Manufacturing iPSCs and the differentiation of iPSCs into cell types are technically complex processes. We have developed protocols and quality standards for the manufacture of iPSCs and differentiated cell types. We may encounter difficulties in manufacturing iPSCs from particular donor samples or differentiated cell types from particular iPSCs, even when following these protocols. These difficulties may result in delays in production and customer fulfillment, loss of revenue and reputational harm.
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
We have received and may continue to receive funds under research and economic development programs funded by state and federal governmental agencies. Funding by these governmental entities may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive funds under existing or future grants because of budgeting constraints of the agency administering the program. A restriction on the government funding available to us would reduce the resources that we would be able to devote to existing and future research and development efforts. Such a reduction could delay the introduction of new products and hurt our competitive position.
We may rely on strategic collaborations for research and development and commercialization purposes.
We have entered into and may continue to enter into strategic collaborations with biopharmaceutical companies, academic institutions and life science research institutions. For example, if we identify and enter into an agreement with a collaborative partner to develop one or more cellular therapeutic applications, such an arrangement is likely to be characterized as a strategic collaboration. If any of our strategic collaboration participants were to change their business strategies or development priorities, or encounter research and development obstacles, they may no longer be willing or able to participate in such strategic collaborations, which could have a material adverse effect on our product development. In addition, we may not control the strategic collaborations in which we participate. We may be required to relinquish or license important rights, including intellectual property rights, and relinquish or share control over the development of the products during the collaboration, or otherwise be subject to terms unfavorable to us.
Our agreements are subject to numerous conditions, contingencies, development challenges, milestones, indemnification obligations, termination rights and default provisions. There can be no assurance that these collaborations will lead to technology or products, that such technology or products will receive market acceptance, that we will realize any material revenue or other benefits from collaborations or that the benefits will exceed our costs.
We may require third party assistance for preclinical development of cellular therapeutic product candidates.
We may rely on third parties to assist us, including by providing financial assistance, with our preclinical development of cellular therapeutic product candidates. Also, we will need to rely on third parties, such as contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories, to conduct any preclinical studies that we may undertake for any cellular therapeutic products that we develop.
If we collaborate with third parties to assist us with our preclinical development of our cellular therapeutic product candidates, our collaborative partner may fail to perform its product development activities including by failing to provide funding for our product development activities or may terminate its agreement with us with the result that our preclinical product development activities could be delayed, curtailed or terminated including because we may not have sufficient capabilities or financial resources to continue such development activities on our own. The terms on which we may obtain this assistance may require us to relinquish, license or otherwise share important rights over or with respect to any cellular therapeutic product that we develop, or may otherwise be unfavorable to us.
If we develop cellular therapeutic product candidates, we do not have the ability to independently conduct clinical trials required to obtain regulatory approvals for these products.
We will need to rely on third parties, such as contract research organizations, data management companies, contract clinical research associates, medical institutions, clinical investigators and contract laboratories, to conduct any clinical trials that we may undertake for any cellular therapeutic products that we develop.
If we rely on third parties to conduct clinical trials, we may be unable to directly control the timing, conduct and expense of our clinical trials.  If we enlist third parties to conduct clinical trials and they fail to successfully carry out their contractual duties or regulatory obligations or fail to meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, then our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. The terms on which we may obtain this assistance may require us to relinquish, license or otherwise share important rights over or with respect to any cellular therapeutic product that we develop, or may otherwise be unfavorable to us.
Our indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk.
We have a $12 million term loan credit agreement (the “Credit Agreement”) with Sixth Floor Investors LP, as administrative agent, and the other lenders party thereto (the “Lenders”). The indebtedness incurred in connection with the Credit Agreement is secured by a security interest in our assets, other than intellectual property. This indebtedness would be senior to the common stock in the event of our liquidation or the winding up of our business and affairs. We are obligated to make cash payments of interest on that indebtedness. We began making principal payments in February 2015.
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
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need to raise substantial additional capital to:

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
We cannot assure you that we will be able to obtain additional funds on acceptable terms, or at all. If we raise additional funds by issuing equity securities, our shareholders may experience dilution. Under our Credit Agreement, we are generally restricted from incurring additional debt, and any additional debt would therefore require an amendment to our Credit Agreement or the repayment of the current debt balance and incurrence of prepayment penalties. We cannot assure you that we would be able to obtain an amendment on acceptable terms, if at all. Even if we are able to obtain an amendment to our Credit Agreement, such additional debt financing may not be available on acceptable terms, or may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or to our shareholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our research and development programs.
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
For the year ended December 31, 2014, 33% of our revenues were generated outside of the United States. When we engage in business in countries other than the United States, we may become subject to the burden of complying with a wide variety of national and local laws, including multiple and possibly overlapping and conflicting laws. We may also experience difficulties adapting to new cultures, business customs and legal systems. Any sales and operations outside of the United States would be subject to political, economic and social uncertainties including, among others:

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
Our products are currently labeled and sold to biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, medical research organizations and stem cell banks for research purposes only, and not therapeutic procedures. As research use only products, they are not subject to regulation as biological products or drugs by the FDA or comparable agencies of other countries. However, if we change the labeling of our products in the future to include therapeutic applications, our products or related applications could be subject to the FDA's pre- and post-market regulations. For example, if we wish to label and market our products for use in performing cell therapy or regenerative medicine, such as tissue engineering or organ replacement, we would first need to obtain FDA premarket clearance or approval. Obtaining FDA clearance or approval can be expensive and uncertain, generally takes several months to years to obtain and due to the novelty or complexity of cellular therapeutics potentially may take longer than for established therapeutic applications, and may require detailed and comprehensive scientific and clinical data. Notwithstanding the expense, these efforts may never result in FDA approval or clearance. Even if we were to obtain regulatory approval or clearance, it may not be for the uses that we believe are important or commercially attractive.
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
Laboratories that work with human tissue are subject to bacterial or viral contamination. If our procedures for preventing this type of contamination fail, one or more of our production suites may become contaminated. In that event, we would need to cease production in the affected suite to eliminate the contamination, during which time we would be required to rely on our inventory to fulfill customer orders and, if uncontaminated, our other production suites. If our inventories and remaining production capacity are not sufficient to satisfy customer demand, we may lose product orders, which would harm our results of operations. Furthermore, if our products become bacterially or virally contaminated and as a result contaminated products are shipped to our customers, those products may contaminate our customers' laboratories. Such contamination could harm our reputation among our customers and potential customers.
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
We believe that manufacturing iPSCs using a "footprint-free" reprogramming method will be desirable for the research market and essential for the therapeutic market. The iPSCs we currently manufacture for direct sale are made by reprogramming blood using our episomal reprogramming technology, which is "footprint-free". However, the iPSC line we use in some of our current iCell products was made in 2008 using the only method then available, viral reprogramming of skin. Our viral reprogramming technology is not "footprint-free" and makes insertions into the genome of the resulting iPSCs. We expect that at some time in the future we will manufacture all of our iCell products from iPSCs made by reprogramming blood using our episomal reprogramming technology. Our efforts to execute this conversion have required and will continue to require significant expenditures of management and other personnel time. Our business could be materially harmed if we are unable to successfully execute the manufacture of our iCell products using this technology within the time frame or in the quantities demanded by our customers.
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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startup Act of 2012 (JOBS Act), but we have elected to irrevocably opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(B) of the JOBS Act. As an "emerging growth company," we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years, although we could lose that status sooner if (1) our revenues exceed $1.0 billion, (2) we issue more than $1.0 billion in non-convertible debt in a three year period, or (3) (a) the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30, (b) we have been required to file annual and quarterly reports under the Exchange Act, and (c) we have filed at least one annual report pursuant to the Exchange Act. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Our failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.
As a privately held company, we were not required to maintain internal control over financial reporting in a manner that met the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act of 2002, or Section 404(a). We are now required to meet these standards in the course of preparing our financial statements and our management is required to report on the effectiveness of our internal control over financial reporting for this year and future years. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In addition, we may encounter problems or delays in completing the implementation of any improvements in connection with our assessment or, in the future with the attestation provided by our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls when required, investors could lose confidence in our financial information and the price of our common stock could decline.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.
If we do not generate sufficient taxable income we may not be able to use a material portion, or any portion, of our existing net operating losses (NOLs). Furthermore, our existing NOLs are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended, which in general provides that a corporation that undergoes an “ownership change” is limited in its ability to utilize its pre-change NOLs to offset future taxable income. Our existing NOLs are subject to limitations arising from previous ownership changes, and if we subsequently undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Internal Revenue Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code.
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
Many of our employees were previously employed at biopharmaceutical companies, including potential competitors, and certain of these employees may have executed invention assignments, nondisclosure agreements and/or non-competition agreements in connection with such previous employment. Although no claims against us are currently pending, we may be subject to claims that we, or these employees, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
Risks related to our common stock
If there is not an active, liquid and orderly trading market for our common stock it may be difficult for holders of our common stock to sell their shares.
Our common stock currently is traded on the NASDAQ Global Market. If there is not an active trading market, holders of our common stock may have difficulty selling shares of our common stock. In addition, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. From our IPO date to December 31, 2014, our common stock traded between $4.72 and $24.11 per share. Factors affecting our stock price volatility include:

•	Actual or anticipated quarterly variation in our results of operations or the results of our competitors;

•	Announcements by us or our competitors of new commercial products, significant contracts, commercial relationships or capital commitments;

•	Financial projections we may provide to the public, any changes to those projections or our failure to meet those projections;

•	Issuance of new or changed securities analysts' reports or recommendations for our stock;

•	Developments or disputes concerning our intellectual property or other proprietary rights;

•	Commencement of, or our involvement in, litigation;

•	Market conditions in the biopharmaceutical and life sciences sectors;

•	Failure to complete significant sales or to gain market acceptance of our products;

•	Changes in legislation and government regulation;

•	Public concern regarding the safety, efficacy or other aspects of our products;

•	Entering into, changing or terminating collaborative relationships;

•	Any shares of our common stock or other securities eligible for future sale;

•	Any major change to the composition of our board of directors or management; and

•	General economic conditions and slow or negative growth of our markets.
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
As of March 2, 2015, our executive officers, directors and their affiliates beneficially owned or controlled approximately 26% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.
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
We have broad discretion in the application of our cash and the use of our corporate assets and may utilize such cash and assets in ways that do not improve our results of operations or enhance the value of our common stock. We intend to continue using our cash and assets to fund our operations; research and product development activities; sales and marketing activities and intellectual property; and for working capital and other general corporate purposes. We may also use a portion of cash to acquire or invest in complementary businesses or other assets; however, we currently have no agreements or commitments to complete any such transaction. We might not be able to yield a significant return, if any, on any investment of our cash and assets. Our failure to appropriately apply our cash and other assets, could effectively have a material adverse effect on our business, delay the development of our product candidates and cause the price of our common stock to decline.
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

Item 1B. Unresolved staff comments
None.
Item 2. Properties
Our principal executive offices are located in Madison, Wisconsin, where we occupy approximately 29,000 square feet of office and lab space under a lease that expires in December 2018 and 1,400 square feet of lab space under a year to year lease that we renewed in March 2015. We also occupy approximately 4,300 square feet of office and lab space in Novato, California under a lease that expires in September 2017.
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
Item 4. Mine safety disclosures
Not applicable.

Executive officers of the registrant

Name of officer	Age	Office
Robert J. Palay	58
Founder, Chief Executive Officer and Chairman of the Board. Mr. Palay is one of our founders and has served as Chairman of the Board and as Chief Executive Officer since 2007. Mr. Palay previously served as chairman of the board and chief executive officer of each of our predecessors from their founding until 2008. He also co-founded NimbleGen Systems, Inc., a molecular biology tools company, and served as its chairman of the board from 1999 to 2007 and as its chief executive officer from 1999 to 2000. Since their inception, Mr. Palay has served as a manager of the general partner or manager of each of the various Tactics II entities, which are private investment vehicles and were among our principal shareholders prior to distributions made in 2014. He received a A.B., magna cum laude, from Harvard College, an M.M. from the J.L. Kellogg Graduate School of Management and a J.D. from the Northwestern University School of Law.

Thomas M. Palay, Ph.D.	61
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

Emile F. Nuwaysir, Ph.D.	46
Vice President and Chief Operating Officer. Dr. Nuwaysir has served as our Vice President with responsibility for research and development, manufacturing and quality systems and as the Chief Operating Officer since 2008. He is a founder and has served as director of Invenra, a Wisconsin-based early stage company developing technology for biopharmaceutical discovery, since its inception in 2011. He previously served as senior vice president of program management at Roche NimbleGen from 2007 to 2008. Prior to this, he was vice president of business development at NimbleGen Systems, Inc. from 2003 to 2007 and held various scientific and managerial roles at NimbleGen Systems, Inc. from 2000 to 2003, including molecular research and development group leader and senior manager of technical and client services. Prior to NimbleGen Systems, Inc., he held a Postdoctoral Fellowship with the National Institute of Environmental Health Sciences within the National Institutes of Health, a postdoctoral fellowship at the University of North Carolina-Chapel Hill and a research position at EI DuPont de Nemours Stine-Haskell Laboratory. He earned his B.A. from the University of Delaware and his Ph.D. in Molecular and Environmental Toxicology with a focus in Oncology from the University of Wisconsin-Madison in the McArdle Laboratory for Cancer Research.

Christopher Parker	50
Vice President and Chief Commercial Officer. Mr. Parker has served as our Vice President with responsibility for sales, marketing and business development and our Chief Commercial Officer since 2008. He previously served as chief commercial officer of Stem Cell Products, Inc. from 2007 to 2009 and as vice president of Affymetrix, Inc. from 1998 to 2007, where he managed sales and marketing for the global pharmaceutical business unit. He also served on the drug discovery services team at Amersham Pharmacia Biotech Inc. and conducted research in molecular and cellular biology in the Department of Human Oncology at the University of Wisconsin-Madison for over a decade. He received a B.A. from the University of Wisconsin-Madison.

Nicholas J. Seay	64
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

Timothy D. Daley	46
Vice President, Chief Financial Officer and Treasurer. Mr. Daley served as a consultant to the Company from 2009 until he was appointed Interim Chief Financial Officer, providing assistance to the Company with its preparation for its initial public offering in July, 2013 and with its financial reporting as a public company. From 2004 to 2014, he provided part-time and interim CFO/Controller and SEC reporting services to several organizations through his firm Timothy Daley CPA LLC of which he was the sole principal. From 1998 to 2004 he held various finance positions, including Treasurer and Controller, at Sonic Foundry, Inc. Mr. Daley began his career at Coopers and Lybrand where he practiced as a certified public accountant. Mr. Daley holds a Bachelor of Business Administration, Accountancy from the University of Notre Dame.

Anna M. Geyso	51
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
The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NASDAQ Global Market for the periods indicated. On March 2, 2015, the last reported sale price of our common stock was $5.43 per share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013 price range per share	N/A	N/A	$9.50 - $24.11	$13.88 - $20.69
2014 price range per share	$13.67 - $22.49	$10.78 - $15.38	$6.35 - $14.92	$4.72 - $8.03
Holders
As of March 2, 2015, we had 56 holders of record of our common stock.
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

	Quarter Ending
Index	7/25/13	9/30/13	12/31/13	3/31/14	6/30/14	9/30/14	12/31/14
Cellular Dynamics International, Inc.	$100	$194	$174	$157	$153	$74	$68
NASDAQ Composite	100	112	124	125	131	134	141
NASDAQ Biotechnology	100	121	132	137	149	164	176

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
Through December 31, 2014, the net proceeds from our IPO have been applied as follows: $17.3 million for research and development activities, $7.5 million for sales and marketing activities, $3.1 million for property, plant and equipment and intellectual property, and $9.5 million for general corporate purposes. With regards to the remaining proceeds, there has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
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
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of operations data for the years ended December 31, 2012, 2013, and 2014 and balance sheet data as of December 31, 2013 and 2014 from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2011 and the balance sheet data as of December 31, 2011 and 2012 were derived from audited financial statements that are not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
(Dollars in thousands, except per share data)	2011	2012	2013	2014

Statements of operations:
Revenues:
Product sales	$1,460	$5,178	$7,998	$8,077
Collaborations, partnerships and other revenues	1,137	1,404	3,886	8,615
Total revenues	2,597	6,582	11,884	16,692

Costs and expenses:
Cost of product sales	727	2,089	2,302	2,436
Research and development	13,660	14,301	16,622	22,435
Sales and marketing	3,031	4,398	6,516	8,324
General and administrative	6,482	8,024	10,707	12,750
Total costs and expenses	23,900	28,812	36,147	45,945

Loss from operations	(21,303)	(22,230)	(24,263)	(29,253)

Other (expense) income:
Interest expense	(44)	(34)	(716)	(1,345)
Other income	3	—	21	1
Total other expense	(41)	(34)	(695)	(1,344)

Net loss	$(21,344)	$(22,264)	$(24,958)	$(30,597)

Net loss per share of common stock, basic and diluted	$(12.47)	$(12.89)	$(3.17)	$(1.94)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	1,711,567	1,727,086	7,878,060	15,774,814

	December 31,
(Dollars in thousands)	2011	2012	2013	2014
Balance sheet data:
Cash and cash equivalents	$36,729	$33,900	$62,029	$34,408
Total current assets	40,717	39,601	70,195	44,201
Total assets	51,524	51,496	83,395	58,830
Total current liabilities	3,432	3,771	6,629	13,424
Long-term debt, less current portion	1,070	734	11,879	7,590
Accumulated deficit	(59,800)	(82,064)	(107,022)	(137,619)
Shareholders’ equity	47,022	46,991	64,887	37,816

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
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations, including growth in revenues, changes in gross margin or operating expenses, and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will”, “estimate,” “continue,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those referenced in Part I Item 1A “Risk factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
Overview
We develop and produce fully functioning human cells in industrial quantities to precise specifications. Our proprietary products include true human cells in multiple cell types (iCell products), human induced pluripotent stem cells (iPSCs) and custom iPSCs and iCell products (MyCell products). Our products provide standardized, easy-to-use, cost-effective access to the human cell, the smallest fully functioning operating unit of human biology. Customers use our products, among other purposes, for drug discovery and screening; to test the safety and efficacy of their small molecule and biologic drug candidates; for stem cell banking; and in research and development of cellular therapeutics.
We conduct our business through one operating segment and as a consequence our discussion below focuses on the Company as a whole.
We market our products for use in three principal end use markets: 1) in vitro research and development as well as applied product testing; 2) stem cell banking; and 3) in vivo cellular therapeutics research and development. Our customers include biopharmaceutical companies, government research institutions, academic and nonprofit research institutions, clinical research organizations and stem cell banks. In 2012, we sold our products to 18 of the top 20 biopharmaceutical companies (based on worldwide revenue). We now believe that worldwide research and development spending is a more relevant metric of the sales potential to us of a given biopharmaceutical company. Based on this metric, in 2013 we sold to 19 of the top 20, and in 2014 to 18 of the top 20 biopharmaceutical companies.
The timing of our sales can be volatile and hard to predict because our products are a novel category and still relatively new to the marketplace. It is too early in our corporate life to make accurate predictions about the timing and product mix of future revenue. Volatility in quarterly Product sales arises because large orders from our biopharmaceutical customers are subject to the timing of and coordination with the customer's internal experimental work flow. Our revenue from Collaborations, partnerships and other revenues has historically been comprised of fewer customers but with larger arrangements than typically found in our revenue from Product sales. Those factors affecting the timing of revenue recognition, such as milestone achievements and varied progress against work plans, can have a large effect on period to period revenue.
In 2014 our Total revenues were $16.7 million, an increase of 40% over 2013. Product sales increased 1% from $8.0 million in 2013 to $8.1 million in 2014. Collaborations, partnerships and other revenues increased 122% from $3.9 million in 2013 to $8.6 million in 2014. Along with these percentage increases, we have experienced growth in both the number of our customers and in revenue from our top customers.
During 2012, 128 customers purchased from us. In 2013 that number grew to 150 and in 2014 increased to 200. Average revenue from our top 10 customers increased from $445,000 in 2012 to $830,000 in 2013 and to $1.1 million for the year ended December 31, 2014.
At December 31, 2014, our total backlog of revenue had grown to approximately $22.9 million. The backlog includes $13.3 million related to the CIRM agreement scheduled for completion in the fourth quarter of 2016 and $5.9 million related to our subcontractor agreement with Coriell scheduled for completion in 2017.
A large portion of our backlog is subject to contractual arrangements which require our performance of certain agreed upon work plans, the achievement of certain research milestones and/or other factors. In addition, certain of these contractual arrangements are terminable at our customers’ discretion. If our customers terminate these contractual arrangements or we are unable to perform or experience delays in performing our obligations, then the recognition of this backlog as revenue may be delayed or may not occur.
We hope to grow revenue in a number of ways. First, we expect to sell our existing products to new customers and in greater volume to current customers. Many of our customers have initially purchased small quantities of our products in order to perform functional product and technical qualification experiments and to perform high throughput assay development. Subsequent to these initial purchases, a number of our customers have then purchased in higher volumes. Secondly, as discussed elsewhere in this filing, we expect to continue to commercialize our existing cell types and further develop our applications. We expect that we will be able to sell these products to new and existing customers. Lastly, we may be able to enter new markets, such as cellular therapeutics.
Gross margins on product sales were 60% in 2012, 71% in 2013 and 70% in 2014. We anticipate that the gross margin from product sales in upcoming periods could be lower than that achieved throughout 2014. We expect that this decline would be driven principally by the categorization of new products, such as iCell Hepatocytes, as Product sales and the continued growth of our MyCell product line.
We intend to achieve profitability as a result of ongoing revenue growth in excess of the growth in operating expenses. Considered in the aggregate, Total costs and expenses (excluding Cost of product sales) grew 29% from 2013 to 2014. As further discussed below in "Results of Operations", this growth is largely attributable to increases in Research and development expenses related to our contract with the California Institute for Regenerative Medicine (CIRM) and the continued development and order fulfillment of our iCell Hepatocytes, which have not yet reached our internal specifications for characterization as Product sales and are offered on an early access basis to certain customers. Operating expenses also grew due to activity within Sales and marketing as well as increased compensation and other expenses related to our conduct as a public company included in General and administrative expenses. However, the growth rate of our Total costs and expenses (excluding Cost of product sales) continues to remain favorable when compared to our 40% growth in Total revenues over the same period.
We intend to continue our strategy of investing in product areas that we believe have long term growth potential and in commercializing our products for sale in our three principal end use markets, with an increased focus on cells for therapeutic use. Our strategy may negatively impact our ability to achieve profitability in the short term.
In 2015 we expect to continue recognizing significant revenue from CIRM and the related contract with Coriell. In 2015, among other sources of revenue growth, we also expect to generate additional revenues from our iCell Hepatocytes and other iCell products currently in development. We expect to continue captioning revenue from the sale of iCell Hepatocytes as Collaborations, partnerships and other revenues until they meet our criteria for caption as Product sales - which is currently expected to occur in the second quarter of 2015. Therefore, the costs incurred to produce iCell Hepatocytes will continue to be included in Research and development expense until the second quarter of 2015.
As a consequence of the aforementioned classification of the CIRM contract and of iCell Hepatocytes sales, we anticipate that 2015 Research and development expenses will be higher than in 2014. However, we do not anticipate expanding the Research and development expenses and staff that are devoted to new product development beyond that incurred in prior periods. We expect Sales and marketing expenses to continue growing to support our planned growth in revenue. The General and administrative expenses incurred in 2014 include the ongoing costs associated with our conduct as a public company and, we believe, are indicative of such costs in future periods.
On July 30, 2013, we closed our IPO of 3,846,000 shares of our common stock. The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering were $46.2 million. After deducting underwriting discounts and commissions and offering expenses payable by us, we received aggregate net proceeds of approximately $40.8 million. As of December 31, 2014, we had $34.4 million of cash and cash equivalents.
We believe our cash balance is sufficient to meet the needs of the company in 2015. However, we may need to raise additional capital to expand the commercialization of our products, fund our operations and further our research and development activities. Our future funding requirements will depend on many factors, including market acceptance of our products, the cost of our research and development activities, the cost of filing and prosecuting patent applications, the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or violate other intellectual property rights, the cost and timing of regulatory clearances or approvals, if any, the cost and timing of establishing additional sales, marketing and distribution capabilities, the cost and timing of establishing additional technical support capabilities, the effect of competing technological and market developments and the extent to which we acquire or invest in businesses, products and technologies.

Results of operations

	Year ended December 31,
(Dollars in thousands)	2012	2013	2014

Statements of operations:
Revenues:
Product sales	$5,178	$7,998	$8,077
Collaborations, partnerships and other revenues	1,404	3,886	8,615
Total revenues	6,582	11,884	16,692

Costs and expenses:
Cost of product sales	2,089	2,302	2,436
Research and development	14,301	16,622	22,435
Sales and marketing	4,398	6,516	8,324
General and administrative	8,024	10,707	12,750
Total costs and expenses	28,812	36,147	45,945

Loss from operations	(22,230)	(24,263)	(29,253)

Other (expense) income:
Interest expense	(34)	(716)	(1,345)
Other income	—	21	1
Total other expense	(34)	(695)	(1,344)

Net loss	$(22,264)	$(24,958)	$(30,597)

Comparison of the years ended December 31, 2012, 2013 and 2014
Product sales:
Product sales represent the sale of our products for which there is a well-defined manufacturing and quality control protocol. Products so characterized are produced within our manufacturing organization and are subject to a rigorous set of quality control metrics and other industrial controls. Revenue from the sale of media and reprogramming kits are also captioned as Product sales but are manufactured to our specification by a third party. Our products are typically priced by the unit, and revenue is recognized upon delivery of the units.

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2012	2013	$ Change	% Change	2013	2014	$ Change	% Change
Product sales	$5,178	$7,998	$2,820	54%	$7,998	$8,077	$79	1%
Percentage of total revenue	79%	67%			67%	48%
The following table provides Product sales revenue by product:

(Dollars in thousands)	Year ended
	December 31,
	2012	2013	2014
iCell Cardiomyocytes	$2,610	$4,787	$3,175
iCell Neurons	2,256	2,428	3,317
MyCell	—	222	857
Other	312	561	728
Total	$5,178	$7,998	$8,077
The growth in Product sales for 2013 is primarily attributable to an increase in unit volume sales of our iCell Cardiomyocytes and, in 2014, to an increase in our sales of iCell Neurons, MyCell and media products which were partially offset by a decrease in the sale of our iCell Cardiomyocytes. In addition, our weighted average prices for iCell products increased 8% from 2012 to 2013 and 9% from 2013 to 2014.
Collaborations, partnerships and other revenues:
Collaborations, partnerships and other revenues consist of fees earned under early access and technology license arrangements, services rendered under work plans, grants and milestone payments received under license and collaboration agreements. Some of these agreements are characterized as multiple-element arrangements. Under this caption, we also report revenue associated with the sale of differentiated cells, such as iCell Hepatocytes, which have not yet met our requirements for characterization as Product sales.

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2012	2013	$ Change	% Change	2013	2014	$ Change	% Change
Collaborations, partnerships and other	$1,404	$3,886	$2,482	177%	$3,886	$8,615	$4,729	122%
Percentage of total revenue	21%	33%			33%	52%

The following table provides Collaborations, partnerships and other revenues by significant agreement or type:

	Year ended
	December 31,
(Dollars in thousands)	2012	2013	2014
CIRM/Coriell	$—	$182	$3,008
MCOW	440	533	1,144
Collaborative cell development	728	1,857	1,287
iCell Hepatocytes	127	808	1,796
Prototype cells	—	381	777
Other	109	125	603
Total	$1,404	$3,886	$8,615
The amount and nature of arrangements in Collaborations, partnerships and other revenues has varied from year to year with the 2014 increase driven primarily by activity from our contracts with CIRM and Coriell, an increase in iCell Hepatocyte sales and an increase in revenue on our grant from the Medical College of Wisconsin (MCOW). These increases were partially offset by a decline in revenues from the research components of the Lilly and AstraZeneca agreements which have concluded.
The 2013 increase from 2012 was driven primarily by the research components of our center of excellence agreements with Lilly and AstraZeneca. Neither agreement resulted in revenue until the latter half of 2012.
As of December 31, 2014, we have collected $5.8 million from CIRM, of which $182,000 was recognized as revenue in 2013 and $2.5 million was recognized as revenue in 2014. We expect that 2015 revenue will be greater than in 2014; however, the timing of such revenue recognition remains dependent on the rate of collection of blood samples by third parties and our reprogramming of those samples.
During 2014 we also initiated our work on the $6.3 million subcontract on the $10.0 million grant Coriell received from CIRM. As of December 31, 2014 we invoiced $651,000 to Coriell, $462,000 of which was recognized as revenue in 2014.
Revenue from early access sales of our iCell Hepatocytes grew in 2014 from $808,000 in 2013 to $1.8 million in 2014.
The MCOW agreement relates to a grant awarded by the National Institute of Health – National Heart Lung and Blood Institute (NHLBI) to MCOW. This grant involves the derivation and use of iPSC-derived cardiomyocytes. The first two phases of this grant were completed as of June 2013. The third phase began at the end of 2013 and will continue until the end of the project period in 2016. During 2012, 2013 and 2014 we recognized $400,000, $533,000 and $1.1 million, respectively, of revenue related to the agreement. As of December 31, 2014, $1.3 million remained on the grant, but a portion of that amount is subject to annual funding determinations made by the NHLBI.
In 2012, 2013 and 2014 we recognized $318,000, $1.3 million and $1.0 million related to custom cell development and joint steering committee activity under the Lilly agreement, including $25,000, $100,000 and $225,000, respectively, of milestones achieved in those years. As of December 31, 2014 we had completed all collaborative cell development work under the Lilly agreement.

In 2013, Collaborations, partnerships and other revenues also included $595,000 of revenue from the research component of the AstraZeneca agreement. In 2012, revenue from the AstraZeneca agreement did not begin until the final quarter and had only $10,000 included in Collaborations, partnerships and other revenues. As of December 31, 2013 we had completed all research work of the AstraZeneca agreement.
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

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2012	2013	$ Change	% Change	2013	2014	$ Change	% Change
Cost of product sales	$2,089	$2,302	$213	10%	$2,302	$2,436	$134	6%
Gross margin of product sales	60%	71%			71%	70%
The 70% gross margin from product sales in the current year reflects a slight decrease in the margin due to a shift in product sales mix, primarily lower iCell Cardiomyocyte sales. In addition, in the fourth quarter of 2014 we recorded costs associated with iCell DopaNeuron units produced in that period that failed to meet our internal quality standards. The MyCell products introduced during 2013 also continued to have lower gross margins than our current iCell products.
Margins in 2012 were negatively impacted by a fourth quarter write off of $413,000 for specific units no longer held for sale. The write-off primarily related to cells manufactured in 2010 and 2011. During that time we manufactured iCell Cardiomyocytes using two alternative methods, each of which produced cells in full conformity with our quality control release specifications. However, due to emerging production efficiencies and customer preference we elected to standardize manufacturing on one method. In the fourth quarter of 2012 we determined that we no longer expected to sell those cells manufactured under the discontinued method and wrote off their value.
Royalty expense related to Product sales totaled $683,000 in 2012, $685,000 in 2013 and $542,000 in 2014 or 13%, 9% and 7% of Product sales in each of those years. The decrease in royalties as a percentage of Product sales over the past three years reflects the generally lower royalty obligation on our portfolio of iCell products, including a lower royalty obligation on our currently marketed version of

iCell Cardiomyocytes. A portion of that reduction was due to the expiration in mid-2013, of an underlying patent licensed for use in the production of iCell Cardiomyocytes and iCell Neurons.
We anticipate that the gross margin from product sales in upcoming periods will likely be lower than that achieved throughout 2014. We expect that this decline will be driven principally by iCell Hepatocytes and the continued growth of our MyCell product line.
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

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2012	2013	$ Change	% Change	2013	2014	$ Change	% Change
Research and development	$14,301	$16,622	$2,321	16%	$16,622	$22,435	$5,813	35%
Percentage of total revenue	217%	140%			140%	134%
Ending headcount	59	63			63	75
The principal components of Research and development expense were as follows:

	Year ended
	December 31,
(Dollars in thousands)	2012	2013	2014
Materials and supplies	49%	52%	55%
Compensation and benefits	36%	32%	29%
Overhead and facilities	11%	10%	10%
Royalties and license amortization	4%	6%	6%
Total Research and development	100%	100%	100%
The increase in Research and development expense from 2012 to 2013 was principally related an increase in materials and supplies consumed in the development of our iCell Hepatocytes. The increase from 2013 to 2014 was related to the new California operations supporting the CIRM and Coriell contracts and to materials consumed in the continued development and order fulfillment of our iCell Hepatocytes.
Research and development compensation and benefits included $112,000, $114,000 and $112,000 of stock compensation in 2012, 2013 and 2014, respectively.
Research and development expenses also included royalties and the amortization of license agreements. Royalties related to Collaborations, partnerships and other revenues amounted to $303,000 for 2012, $502,000 for 2013 and $815,000 for 2014. Amortization expense increased from $347,000 in 2012 to $522,000 in 2013 and to $584,000 in 2014.
As mentioned above, we anticipate that 2015 Research and development expenses will be higher than in 2014 due to growth in CIRM and Coriell activities. However, we do not anticipate expanding the Research and development expenses and staff that are devoted to new product development beyond that incurred in prior periods.

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

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2012	2013	$ Change	% Change	2013	2014	$ Change	% Change
Sales and marketing	$4,398	$6,516	$2,118	48%	$6,516	$8,324	$1,808	28%
Percentage of total revenue	67%	55%			55%	50%
Ending headcount	25	29			29	35
Compensation and benefits as a percentage of Sales and marketing expenses was 59% in 2012, 60% in 2013 and 62% in 2014. From 2012 to 2013 nearly 60% of the increase in sales and marketing expense related to headcount and salaries. The remaining increase from 2012 to 2013 primarily related to variable compensation to our sales force and an increase in advertising, public relations and trade shows.
A majority, 66%, of the increase in Sales and marketing expenses from 2013 to 2014 was due to growth in headcount and salaries. Variable compensation to our field sales force remained relatively unchanged from 2013 to 2014. Our advertising, public relations and trade shows efforts, including our annual user group conferences, increased by $200,000 from 2013 to 2014.
Sales and marketing compensation and benefits included $114,000, $206,000 and $376,000 of stock compensation in 2012, 2013 and 2014, respectively.
We anticipate modest growth in sales and marketing staff related expenses and other sales expenses as we pursue planned activity and growth initiatives in 2015.
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

	Year ended				Year ended
	December 31,				December 31,
(Dollars in thousands)	2012	2013	$ Change	% Change	2013	2014	$ Change	% Change
General and administrative	$8,024	$10,707	$2,683	33%	$10,707	$12,750	$2,043	19%
Percentage of total revenue	122%	90%			90%	76%
Ending headcount	13	15			15	16
Compensation and benefits, excluding stock compensation discussed below, as a percentage of total General and administrative expenses was 34% for 2012, 37% for 2013 and 33% for 2014. Effective as of the IPO date, our Board approved an annual incentive cash compensation plan for executives. The periods covered under the plan was retroactive to the beginning of 2013. As a result, 2013 General and administrative expenses included an accrued expense of $1.0 million for the annual incentive cash compensation plan adopted in that year. There was no similar plan in 2012.

In 2014, General and administrative compensation and benefits included an accrued expense of $489,000 for the annual incentive cash compensation plan, but included higher base salaries for certain executives as well as the full year impact of additional staff.

Stock compensation as a percentage of General and administrative expenses was 11% for 2012, 12% for 2013 and 20% for 2014. Due to grants made at the time of the IPO and in March and May of 2014, stock compensation increased from $857,000 in 2012 to $1.3 million in 2013 and to $2.6 million in 2014. Approximately 63% of the General and administrative expense increase from 2013 to 2014 is related to the increase in stock compensation.

At the time of our IPO, our board also approved a non-employee director compensation policy. These director fees amounted to $334,000 in 2013 and $311,000 in 2014.
Additional increased costs related to our being a public company include non-employee director compensation and premiums for directors and officers insurance. Approximately 22% of the General and administrative expense increase from 2013 to 2014 is due to such costs.

Quarterly results of operations data (unaudited)
The tables below present our unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2014. We have prepared the quarterly data on a basis consistent with the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	2013				2014
(Dollars in thousands)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Product sales	$1,754	$1,969	$1,793	$2,482	$1,462	$2,402	$1,669	$2,544
Collaborations, partnerships and other revenues	636	843	730	1,677	1,477	1,234	1,898	4,006
Total revenues	2,390	2,812	2,523	4,159	2,939	3,636	3,567	6,550

Operating expenses:
Cost of product sales	577	676	371	678	446	546	418	1,026
Research and development	3,856	3,911	3,906	4,949	4,916	5,578	5,716	6,225
Sales and marketing	1,527	1,504	1,679	1,806	1,934	2,060	2,069	2,261
General and administrative	2,109	1,778	3,727	3,093	3,456	3,672	3,172	2,450
Total operating expenses	8,069	7,869	9,683	10,526	10,752	11,856	11,375	11,962

Loss from operations	(5,679)	(5,057)	(7,160)	(6,367)	(7,813)	(8,220)	(7,808)	(5,412)

Other (expense) income:
Interest expense	(7)	(4)	(358)	(347)	(304)	(339)	(342)	(360)
Other income (expense)	—	—	20	1	—	—	—	1
Total other expense	(7)	(4)	(338)	(346)	(304)	(339)	(342)	(359)

Net loss	$(5,686)	$(5,061)	$(7,498)	$(6,713)	$(8,117)	$(8,559)	$(8,150)	$(5,771)

Net loss per share of common stock, basic and diluted (1)	$(3.28)	$(2.92)	$(0.62)	$(0.43)	$(0.52)	$(0.54)	$(0.52)	$(0.36)

(1) For quarters subsequent to 2013 Q2, net loss per share reflects the issuance of shares of common stock as of the IPO on July 25, 2013, as well as the conversion of preferred stock and the exercise of warrants as of that date.

Liquidity and capital resources
Overview
As of December 31, 2014 we had $34.4 million of cash and cash equivalents. We are not profitable and we cannot provide any assurance that we will ever be profitable. As of December 31, 2014, we had an accumulated deficit of $137.6 million. We believe our cash balance is sufficient to meet the needs of the company in 2015.
We intend to use our cash and cash equivalents to fund: ongoing operations; research and product development activities; sales and marketing activities, including expansion of our sales force to support the ongoing commercialization of our products; acquisition of property, plant and equipment, acquisition or license of intellectual property; and for working capital and other general corporate purposes. We may also use a portion of our assets to acquire and invest in complementary products, technologies, businesses or other assets; however, we currently have no agreements or commitments to complete any such transaction.
The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(Dollars in thousands)	2012	2013	2014
Operating activities	$(21,004)	$(21,300)	$(24,913)
Investing activities	(2,527)	(2,221)	(3,035)
Financing activities	20,702	51,650	327
(Decrease) increase in cash and cash equivalents	$(2,829)	$28,129	$(27,621)
Operating activities
Our cash used in operating activities principally reflects our net losses of $22.3 million in 2012, $25.0 million in 2013 and $30.6 million in 2014.
In 2014, our operating losses and other uses of cash were partially offset by an increase in deferred revenue principally attributable to the $4.8 million of payments from CIRM. Payments from CIRM are expected to be received in advance of work being performed and revenue being recognized. As a consequence, we expect to remain in a deferred revenue position on the CIRM contract until it is complete.
During 2014, our operating assets and liabilities, excluding deferred revenue, decreased by $1.6 million. This decrease was impacted by the portion of our sales that remained in accounts receivable at December 31, 2014 as well as to an investment in inventory in anticipation of 2015 contractual and product demand.
Investing activities
Investing activities include expenditures for licenses and fixed assets.
In 2010, we purchased $1.5 million of property and equipment, primarily to equip labs at our Madison, Wisconsin location. Those purchases satisfied most of our infrastructure needs for 2011 and 2012 and, as such, property and equipment purchases in 2012 amounted to just $132,000.

In late 2013, we began the build-out of our facility in California from which work is performed on the CIRM and Coriell contracts. To date, capital expenditures in California have totaled $2.6 million, $1.3 million of which occurred in 2014. We believe that capital spending related to these contracts is substantially complete.
Additional capital expenditures in 2013 and 2014 primarily related to the expansion of laboratory space in Madison, WI and to improvements in our information technology and network infrastructure.
During 2012, 2013 and 2014 we paid $2.4 million, $404,000 and $140,000, respectively, to acquire additional licenses.
Financing activities
On July 30, 2013, we closed our IPO of 3,846,000 shares of common stock. The public offering price of the shares sold in the offering was $12.00 per share. The total gross proceeds from the offering were $46.2 million. After deducting underwriting discounts and commissions and offering expenses the aggregate net proceeds totaled $40.8 million.
On June 27, 2013, we entered into the Credit Agreement. Under the Credit Agreement, we borrowed $12.0 million on June 28, 2013.
We used a portion of the proceeds to repay the remaining balances, approximately $875,000, due to the WEDC under two existing promissory notes. Please see Note 5 to the financial statements for additional information regarding the Credit Agreement.
During 2014, financing activities included the repayment of $18,000 of financed licenses included in long-term debt and $345,000 of proceeds from the exercise of stock options.
Actual cash interest paid was $36,000 in 2012, $545,000 in 2013 and $949,000 in 2014.

Off-balance sheet arrangements
We did not have any off balance sheet arrangements as of December 31, 2013 or December 31, 2014.

Inflation
Our results from operations have not been, and we do not expect them to be, materially affected by inflation.
Contractual obligations and commitments
A summary of our contractual obligations and commitments as of December 31, 2014 follows:

		Less than 1			More than 5
(Dollars in thousands)	Total	Year	1-3 Years	3-5 Years	Years
Long-term debt (1)	$13,958	$5,196	$8,762	$—	$—
Operating lease obligations	$3,243	942	1,773	528	—
Purchase order and capital expenditure commitments	1,198	1,198	—	—	—
Total	$18,399	$7,336	$10,535	$528	$—
(1) Includes interest payments.
The lease for our Madison, Wisconsin offices expires in December 2018. The lease for our Novato, California facility expires in September 2017.
We have entered into various license agreements under which we pay annual maintenance fees, nonrefundable license issuance fees and royalties as a percentage of net sales for the sale or sub-license of products using the licensed technology. If we elect to maintain these license agreements, we will pay, in aggregate, minimum annual fees of an average of approximately $511,000 per year through 2033. Maintenance fees, including fees to defend the licenses, are indeterminate, but will continue for the remainder of the license term.
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
We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to understanding and evaluating our financial condition and results of operations. Our accounting policies are more fully described in Note 3 of the notes to our financial statements included elsewhere in this Annual Report on Form 10-K.

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
Collaborations, partnerships and other revenues—We recognize revenue from collaborations, services and other arrangements when our contractual services are performed, provided collectability is reasonably assured. Collaborations may include upfront non-refundable payments, development milestone payments and research and development funding. Principal costs under these agreements include our personnel conducting research and development, supplies consumed in that process and allocated overhead.
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
As of December 31, 2014, we have recognized $350,000 of milestone related revenue in association with our contract with Lilly - see Multiple-element arrangements section below. In 2012, we sent invoices of $125,000 for milestones achieved. Of the achieved milestones, $25,000 was recognized as revenue in 2012 under the milestone method, while the remaining $100,000, which related to milestones that were not considered substantive, was deferred and accounted for ratably over the remaining period of our performance obligations under the contract. In 2013 and 2014 we recognized $100,000 and $225,000, respectively, of revenue under the milestone method.
Payments, such as grants or awards, received for the reimbursement of expenses for research and development activities are recorded as revenue at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of research and development expenses.
In November, 2013, we announced that we had received a Notice of Grant Award (NGA) for $16 million from CIRM to create a human induced pluripotent stem cell biobank from 3,000 individuals. The agreement runs through October 31, 2016. Related to the CIRM grant, in December 2013, we announced that we had entered into a four year $6.3 million agreement with Coriell to produce distribution cell banks from the iPSCs produced for CIRM. In accounting for revenue for the agreements mentioned above, we will use the Proportional Performance Method whereby revenue will be recognized in proportion to the level of service, as measured by labor and materials cost, provided on a systematic and rational basis. As of December 31, 2014, we had received payments totaling $5.8 million from CIRM and had recognized $2.7 million as revenue, resulting in deferred revenue of $3.1 million. As of December 31, 2014, we had invoiced Coriell for $651,000 of which $462,000 was recognized as revenue.
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
VSOE—In many instances, products are sold separately in stand-alone arrangements. We determine VSOE based on our normal pricing and discounting practices for the specific product when sold separately.
TPE—When VSOE does not exist, we attempt to determine TPE based on competitor prices for similar deliverables when sold separately. Given the novel nature and early stage of our products, it is difficult to obtain the pricing of similar products with similar functionality sold by other companies on a stand-alone basis. Therefore, we are typically not able to determine TPE.
BESP—The objective of BESP is to determine the price at which we would transact a sale if the deliverable were sold on a stand-alone basis. When both VSOE and TPE do not exist, typically in the case of research and development and joint steering committee elements, we determine BESP by considering the cost of the activities required by the agreement and our rights and our customers to the resulting technology.
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
In June 2012, we finalized a $5 million multiple-element agreement with Lilly that was scheduled to run through December 2014. Under the terms of the agreement, Lilly would order a minimum number of units of iCell products each quarter through the fourth quarter of 2014 at a predetermined price for each year. If Lilly failed to order the minimum number of units, we could choose a commercial iCell type for the shortfall and invoice Lilly for the same. In addition, through December 31, 2014, we also reprogramed a specified number of donor samples provided by Lilly, and invoiced Lilly for these MyCell products according to predetermined pricing tiers. The agreement also included both periodic and milestone payments related to meetings and decisions of a joint steering committee and the custom development of two different cell types.
In December 2012, we finalized a one year $1.3 million multiple-element agreement with AstraZeneca UK Limited (AstraZeneca). Under the terms of the agreement, AstraZeneca agreed to order a minimum number of units of commercial iCell products, at a predetermined price, prior to December 31, 2013. During the term, we were to reprogram donor samples and invoice AstraZeneca for any such MyCell products. The last of our obligations under this agreement were substantially completed in early 2014. In addition, AstraZeneca agreed to provide us with payments upon the achievement of certain milestones related to its attempts to develop, manufacture and commercially release a custom cell type.
Changes in judgments and estimates regarding application of these revenue recognition guidelines as well as changes in facts and circumstances could result in a change in the timing or amount of revenue recognized in future periods. During 2012, 2013 and 2014, we did not have any significant changes in estimates related to the agreements discussed above.

Stock-based compensation
We utilize the Black-Scholes option-pricing model to determine the fair value of option grants. When the option grants have the characteristics of a "plain-vanilla" grant the expected term is based on the simplified method as prescribed by Staff Accounting Bulletin ("SAB") No. 107 and SAB No. 110. In the event that the options do not have such characteristics we base the expected term on items such as expiration dates and other factors unique to the grantee. The risk-free interest rate assumptions are based on the U.S. Treasury bond rates appropriate for the expected term in effect at the time of grant. The expected volatility is based on calculated enterprise value volatilities for publicly traded companies in the same industry and general stage of development. The forfeiture rates are based on historical experience for similar classes of employees. The dividend yield is based on expected dividends at the time of grant. Prior to our IPO, the determinations of fair values were based on, among other things, valuation analyses, review of historical financial results, business milestones, financial forecasts and business outlook as of the grant dates. Total enterprise value ranges and the total equity value ranges were estimated utilizing both the income approach and the market approach guidelines. Upon completion of the IPO the common stock was valued by reference to our publicly traded price.
Assumptions used to value the most recent option grants were as follows:

	2012	2013	2014
Estimated expected term	6 years	6 to 8 years	1 to 8 years
Risk-free interest rate	0.98%	1.70% to 2.22%	0.18% to 2.38%
Expected volatility assumption	66%	64% to 68%	43% to 66%
Forfeiture rate	0% to 7%	0% to 7%	0% to 6%
Dividend yield assumption	—%	—%	—%
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
Based on this qualitative assessment, we concluded that as of the 2014 annual impairment test date, it was more likely than not that the fair value of the reporting unit was greater than its carrying value, and no further testing was performed. We performed our annual assessment for goodwill impairment in the fourth quarters of 2013 and 2014, noting no impairment in either year. We have not recorded any impairment of goodwill since the amount was recorded in 2008. We believe that the fair value of the company is substantially in excess of the carrying value.
Recent accounting pronouncements
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern "ASU No. 2014-15", which is included in Accounting Standards Codification 205, Presentation of Financial Statements. ASU No. 2014-15 requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU No. 2014-15 will be effective starting in the first quarter of fiscal year 2017. Early application is permitted. We are currently evaluating the impact the adoption of ASU No. 2014-15 will have on its financial statements.
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers "ASU No. 2014-09", which supersedes nearly all accounting standards for revenue recognition. ASU No. 2014-09 requires that an entity recognize revenue upon transferring promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 will be effective starting in the first quarter of fiscal year 2017. Early application is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact the adoption of ASU No. 2014-09 will have on its financial statements.

Item 7A. Quantitative and qualitative disclosures about market risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not hold or issue financial instruments for trading purposes.
Foreign currency exchange risk
All cash and cash equivalents are maintained in U.S. dollars, and, to date, our revenue, including transactions with our Japanese distributor, has been denominated in U.S. dollars. Our expenses are typically incurred in the United States, although we have sales and marketing employees located in the United Kingdom and Germany whose salaries and activities are paid in the local currency. The accounts used for these foreign activities are funded on a periodic basis. The value of activity in these arrangement are not considered significant compared to overall sales and marketing activity. However, if funded in a similar manner, future foreign sales and marketing efforts may result in additional exchange risk.
Interest rate sensitivity
Cash and cash equivalents are held for working capital purposes. As of December 31, 2014 we had $24.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $1.9 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. Our remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk on these balances.
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

Item 8. Financial statements and supplementary financial data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Cellular Dynamics International, Inc.
Madison, Wisconsin
We have audited the accompanying balance sheets of Cellular Dynamics International, Inc. (the "Company") as of December 31, 2013 and 2014, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Cellular Dynamics International, Inc. as of December 31, 2013 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 5, 2015

Cellular Dynamics International, Inc.
Balance sheets
(Dollars in thousands, except per share amounts)	December 31, 2013	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$62,029	$34,408
Accounts receivable	3,318	4,291
Inventories	3,884	4,456
Prepaid expenses and other assets	964	1,046
Total current assets	70,195	44,201
Property and equipment, net	2,052	3,832
Goodwill	6,817	6,817
Intangible assets, net	4,122	3,813
Debt issuance costs, net	199	150
Other assets	10	17
Total	$83,395	$58,830

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,811	$1,815
Accrued liabilities	3,361	3,150
Deferred revenue	1,439	3,918
Current maturities of long-term debt	18	4,541
Total current liabilities	6,629	13,424
Long-term debt, less current portion	11,879	7,590
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $0.01 par value — authorized 10,000,000 shares at December 31, 2013 and December 31, 2014; no shares issued and outstanding, at December 31, 2013 and December 31, 2014	—	—
Common stock, $0.0001 par value — authorized, 100,000,000 shares at December 31, 2013 and December 31, 2014; issued and outstanding, 15,757,725 shares at December 31, 2013 and 15,814,008 at December 31, 2014	2	2
Additional paid-in capital	171,907	175,433
Accumulated deficit	(107,022)	(137,619)
Total shareholders' equity	64,887	37,816
Total	$83,395	$58,830

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of operations
	Year ended
	December 31,
(Dollars in thousands, except per share data)	2012	2013	2014
Revenues:
Product sales	$5,178	$7,998	$8,077
Collaborations, partnerships and other revenues	1,404	3,886	8,615
Total revenues	6,582	11,884	16,692

Costs and expenses:
Cost of product sales	2,089	2,302	2,436
Research and development	14,301	16,622	22,435
Sales and marketing	4,398	6,516	8,324
General and administrative	8,024	10,707	12,750
Total costs and expenses	28,812	36,147	45,945

Loss from operations	(22,230)	(24,263)	(29,253)

Other (expense) income:
Interest expense	(34)	(716)	(1,345)
Other income	—	21	1
Total other expense	(34)	(695)	(1,344)

Net loss	$(22,264)	$(24,958)	$(30,597)

Net loss per share of common stock, basic and diluted	$(12.89)	$(3.17)	$(1.94)
Weighted average number of shares used in computing net loss per share of common stock, basic and diluted	1,727,086	7,878,060	15,774,814

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of shareholders' equity
For the years ended December 31, 2012, 2013 and 2014

							Additional		Total
(Dollars in thousands)	Preferred Series A		Preferred Series B		Common		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE — January 1, 2012	2,914,187	$28,191	5,572,000	$70,428	1,713,355	$—	$8,203	$(59,800)	$47,022
Issuance of Series B			1,660,092	20,985					20,985
Issuance of stock options for intangible assets
Exercise of stock options					20,296		151		151
Stock-based compensation							1,097		1,097
Net loss								(22,264)	(22,264)
BALANCE — December 31, 2012	2,914,187	28,191	7,232,092	91,413	1,733,651	—	9,451	(82,064)	46,991
Issuance of common stock upon initial public offering, net of offering costs					3,846,000	1	40,771		40,772
Conversion of Series A and Series B	(2,914,187)	(28,191)	(7,232,092)	(91,413)	10,146,279	1	119,603		—
Issuance of stock options for intangible assets							70		70
Warrants issued with long-term debt							241		241
Exercise of warrants					8,208		1		1
Exercise of stock options					23,587		155		155
Stock-based compensation							1,615		1,615
Net loss								(24,958)	(24,958)
BALANCE — December 31, 2013	—	—	—	—	15,757,725	2	171,907	(107,022)	64,887
Issuance of stock options for intangible assets							120		120
Exercise of stock options					56,283		345		345
Stock-based compensation							3,061		3,061
Net loss								(30,597)	(30,597)
BALANCE — December 31, 2014	—	$—	—	$—	15,814,008	$2	$175,433	$(137,619)	$37,816

See notes to financial statements.

Cellular Dynamics International, Inc.
Statements of cash flows
	Year ended
	December 31,
(Dollars in thousands)	2012	2013	2014
Cash flows from operating activities:
Net loss	$(22,264)	$(24,958)	$(30,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,086	800	1,103
Amortization of licenses, patents and other agreements	347	522	584
Amortization of debt issuance costs and debt discount	—	50	107
Stock-based compensation	1,097	1,615	3,061
Other	6	(20)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1,735)	(660)	(973)
Inventories	344	(1,503)	(572)
Prepaid expenses and other current assets	(322)	(302)	(89)
Accounts payable	(87)	614	41
Accrued liabilities	288	1,558	(250)
Accrued interest	—	115	194
Deferred revenue	236	869	2,479
Net cash used in operating activities	(21,004)	(21,300)	(24,913)

Cash flows from investing activities:
Purchases of property and equipment	(132)	(1,817)	(2,907)
Proceeds from sale of fixed assets	—	—	12
Payments to acquire licenses	(2,395)	(404)	(140)
Net cash used in investing activities	(2,527)	(2,221)	(3,035)

Cash flows from financing activities:
Repayments of debt	(434)	(1,055)	(18)
Proceeds from debt	—	12,000	—
Payments of debt issuance costs	—	(222)	—
Proceeds from exercise of stock options	151	155	345
Proceeds from issuance of preferred stock	20,985	—	—
Proceeds from issuance of common stock, net of offering costs	—	40,772	—
Net cash provided by financing activities	20,702	51,650	327
Net increase (decrease) in cash and cash equivalents	(2,829)	28,129	(27,621)

Cash and cash equivalents — Beginning of period	36,729	33,900	62,029

Cash and cash equivalents — End of period	$33,900	$62,029	$34,408

Supplemental disclosure of cash flow information —
Cash paid for interest	$36	$545	$949

Supplemental information on noncash activities:
Issuance of stock options for intangible assets	—	70	120
Warrants issued with long-term debt	—	261	—
Property and equipment not yet paid	—	162	149
Licenses not yet paid	—	25	15
Accrued interest converted to principal	66	—	—
See notes to financial statements.

Cellular Dynamics International, Inc.
Notes to financial statements
December 31, 2012, 2013 and 2014

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
The Company develops and produces fully functioning human cells in industrial quantities to precise specifications. Its proprietary products include true human cells in multiple cell types (iCell products), human induced pluripotent stem cells (iPSCs) and custom iPSCs and iCell products (MyCell products). Its products provide standardized, easy-to-use, cost-effective access to the human cell, the smallest fully functioning operating unit of human biology. Customers use the Company's products, among other purposes, for drug discovery and screening; to test the safety and efficacy of their small molecule and biologic drug candidates; for stem cell banking; and in the research and development of cellular therapeutics.
On June 27, 2013, the Company’s Board of Directors authorized a 1 for 9.75 reverse split of its Series A preferred stock, Series B preferred stock and common stock which was effective July 9, 2013. These financial statements give retroactive effect to the stock split.
2.    Basis of presentation and use of estimates
Basis of presentation and use of estimates – The accompanying financial statements have been presented in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include primarily those required in the valuation of inventory, patents, licenses, goodwill, intangible assets, and property and equipment; the timing of revenue recognition; and the calculation of stock-based compensation. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a significant effect on the Company’s financial position, results of operations or cash flows.
3.    Significant accounting policies and supplemental financial information
Cash and cash equivalents – The Company considers all highly liquid, short-term investments with original maturities of three months or less to be cash and cash equivalents.
Accounts receivable – The Company establishes an allowance for doubtful accounts based on a customer's ability and likelihood to pay. There was no allowance at either December 31, 2013 or December 31, 2014.

The Company does not accrue interest on past due amounts. Past due accounts are determined based on customer terms, the policy for write-offs and collection efforts is based upon individual account circumstances.
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
Inventories at December 31, 2013 and December 31, 2014, consisted of the following:

(Dollars in thousands)	December 31, 2013	December 31, 2014
Raw materials	$1,658	$1,598
Work in process	547	436
Finished goods	1,679	2,422
Total	$3,884	$4,456

Prepaid expenses and other current assets – Prepaid expenses and other current assets consist of insurance premiums, annual maintenance contracts and other miscellaneous payments and deposits.
Property and equipment – Property and equipment are recorded at cost and are depreciated using the straight-line method over the useful life of the assets, which is three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the lease term.
Property and equipment at December 31, 2013 and December 31, 2014, consisted of the following:

(Dollars in thousands)	December 31, 2013	December 31, 2014
Leasehold improvements	$451	$835
Production and lab equipment	4,815	7,274
Office and computer equipment	546	1,354
Construction-in-progress	932	162
	6,744	9,625
Less accumulated depreciation and amortization	(4,692)	(5,793)
Total	$2,052	$3,832

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. No impairment losses were recorded in either 2013 or 2014.

Goodwill – The entire balance of goodwill resulted from the 2008 acquisition of two companies and represents the purchase price in excess of identifiable assets and in-process research and development acquired in that transaction. Goodwill is not amortized.  The Company has a single reporting unit and all goodwill relates to that unit.
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. The Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, it then conducts a two-part test for impairment of goodwill. The qualitative factors which the Company may assess during the qualitative approach include, but are not limited to, macroeconomic conditions, industry and market considerations, the overall financial performance of the Company, and the excess of prior year estimates of fair value compared to carrying value. Based on this qualitative assessment, management concluded that as of the 2014 annual impairment test date, it was more likely than not that the fair value of the reporting unit was greater than its carrying value, and no further testing was performed.
The Company performed its annual assessment for goodwill impairment in the fourth quarters of 2013 and 2014, noting no impairment in either year. The Company has not recorded any impairment of goodwill since the amount was recorded in 2008.
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
Accrued liabilities at December 31, 2013 and December 31, 2014, consisted of the following:

(Dollars in thousands)	December 31, 2013	December 31, 2014
Accrued payroll, vacation and employee-related expenses	$1,024	$1,173
Accrued incentive compensation	1,229	612
Accrued royalties	584	721
Accrued incentives for sales staff	202	224
Other	322	420
Total	$3,361	$3,150

Deferred revenue – Deferred revenue represents payments received, but not yet earned.
Deferred revenue at December 31, 2013 and December 31, 2014, consisted of the following:

(Dollars in thousands)	December 31, 2013	December 31, 2014

CIRM	$924	$3,142
Coriell	—	189
Lilly	280	258
Other	235	329
Total	$1,439	$3,918
Debt discounts – The Company recorded the fair value of the warrants issued in connection with the Credit Agreement, see Note 5, as a debt discount. The debt discount is amortized to interest expense over a period ending on the earlier of the maturity date of the notes or the date on which the notes are repaid.
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
Collaborations, partnerships and other revenues—The Company recognizes revenue from collaborations, services and other arrangements when its contractual services are performed, provided collectability is reasonably assured. Collaborations may include upfront non-refundable payments, development milestone payments and research and development funding. Principal costs under these agreements include the Company’s personnel conducting research and development, supplies consumed in that process and allocated overhead.
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
As of December 31, 2014, the Company has recognized $350,000 of milestone related revenue in association with its contract with Lilly - see Multiple-element arrangements section below. In 2012, the Company sent invoices of $125,000 for milestones achieved. Of the achieved milestones, $25,000 was recognized as revenue in 2012 under the milestone method, while the remaining $100,000, which related to milestones that were not considered substantive, was deferred and accounted for ratably over the remaining period of the Company’s performance obligations under the contract. In 2013 and 2014 the Company recognized $100,000 and $225,000, respectively, of revenue under the milestone method.
Payments, such as grants or awards, received for the reimbursement of expenses for research and development activities are recorded as revenue at the gross amount of the reimbursement. Costs associated with these reimbursements are reflected as a component of research and development expenses.
In November, 2013, the Company announced that it had received a Notice of Grant Award (NGA) for $16 million from CIRM to create a human induced pluripotent stem cell biobank from 3,000 individuals. The agreement runs through October 31, 2016. Related to the CIRM grant, in December 2013, the Company announced that it had entered into a four year $6.3 million agreement with Coriell to produce distribution cell banks from the iPSCs produced for CIRM. In accounting for revenue for the agreements mentioned above, the Company will use the Proportional Performance Method whereby revenue will be recognized in proportion to the level of service, as measured by labor and materials cost, provided on a systematic and rational basis. As of December 31, 2014, the Company has received payments totaling $5.8 million from CIRM and has recognized $2.7 million as revenue, resulting in deferred revenue of $3.1 million. As of December 31, 2014, the Company has invoiced Coriell for $651,000 of which $462,000 was recognized as revenue.
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
In June 2012, the Company finalized a $5 million multiple-element agreement with Lilly that was scheduled to run through December 2014. Under the terms of the agreement, Lilly would order a minimum number of units of iCell products each quarter through the fourth quarter of 2014 at a predetermined price for each year. If Lilly failed to order the minimum number of units, the Company could choose a commercial iCell type for the shortfall and invoice Lilly for the same. In addition, through December 31, 2014, the Company also reprogramed a specified number of donor samples provided by Lilly, and invoiced Lilly for these MyCell products according to predetermined pricing tiers. The agreement also included both periodic and milestone payments related to meetings and decisions of a joint steering committee and the custom development of two different cell types.
In December 2012, the Company finalized a one year $1.3 million multiple-element agreement with AstraZeneca UK Limited (AstraZeneca). Under the terms of the agreement, AstraZeneca agreed to order a minimum number of units of commercial iCell products, at a predetermined price, prior to December 31, 2013. During the term, the Company was to reprogram donor samples and invoice AstraZeneca for any such MyCell products. The last of the Company's obligations under this agreement were substantially completed in early 2014. In addition, AstraZeneca agreed to provide the Company with payments upon the achievement of certain milestones related to its attempts to develop, manufacture and commercially release a custom cell type.
Changes in judgments and estimates regarding application of these revenue recognition guidelines as well as changes in facts and circumstances could result in a change in the timing or amount of revenue recognized in future periods. During 2012, 2013 and 2014, the Company did not have any significant changes in estimates related to the agreements discussed above.
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
Advertising costs – The Company expenses advertising costs as incurred. The Company incurred advertising costs of $110,000 in 2012, $220,000 in 2013 and $212,000 in 2014.
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

	December 31,
	2012	2013	2014
Preferred series A	2,914,187	—	—
Preferred series B	7,232,092	—	—
Common stock warrants	8,208	28,406	28,406
Common stock options	1,617,875	2,388,394	2,759,770
	11,772,362	2,416,800	2,788,176
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
Product information – The following table provides Product sales revenue by product:

	Year ended
	December 31,
(Dollars in thousands)	2012	2013	2014
iCell Cardiomyocytes	$2,610	$4,787	$3,175
iCell Neurons	2,256	2,428	3,317
MyCell	—	222	857
Other	312	561	728
Total	$5,178	$7,998	$8,077
Collaborations, partnerships and other revenue information - The following table provides Collaborations, partnerships and other revenues by significant agreement or type:

	Year ended
	December 31,
(Dollars in thousands)	2012	2013	2014
CIRM/Coriell	$—	$182	$3,008
MCOW	440	533	1,144
Collaborative cell development	728	1,857	1,287
iCell Hepatocytes	127	808	1,796
Prototype cells	—	381	777
Other	109	125	603
Total	$1,404	$3,886	$8,615

Geographical information – The following table provides percentage of total revenues by region, based on shipping locations or, in the case of CIRM, the customer location:

	Year ended
	December 31,
	2012	2013	2014
United States of America	66%	56%	67%
Europe	24%	38%	28%
Japan	5%	5%	4%
Other	5%	1%	1%
Total	100%	100%	100%
In 2012 outside of the United States of America, no country accounted for over 10% of revenues. In 2013, sales to customers in the United Kingdom accounted for 12% of total revenue, while sales to customers in Switzerland accounted for 11% of total revenue. In 2014, sales to customers in Switzerland accounted for 15% of total revenue.
Major customers – During 2012, 2013 and 2014, the Company had several large biopharmaceutical customers that individually accounted for greater than 10% of its total revenue in one or more of the periods. Lilly accounted for 18% and 18% of total revenue for both 2012 and 2013. GlaxoSmithKline plc accounted for 11% of total revenue in 2012. AstraZeneca accounted for 15% of total revenue in 2013. Hoffman-La Roche Inc. (Roche) and CIRM accounted for 10% and 15%, respectively, of total revenue in 2014.
As of December 31, 2013, receivables from Lilly, AstraZeneca and Roche accounted for 21%, 17% and 11%, respectively, of total accounts receivable. As of December 31, 2014, receivables from Lilly, Roche and the Medical College of Wisconsin (MCOW) accounted for 16%, 15% and 13%, respectively, of total accounts receivable.
Concentration of credit risk and other risks and uncertainties – As of December 31, 2014 the Company had $24.6 million invested in a 100% U.S. Treasury Securities Money Market Fund and $1.9 million in a U.S. Government Money Market Fund. An investment in a money market fund is not insured or guaranteed. The Company's remaining cash was deposited with one major financial institution. These deposits exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that the Company is not exposed to any significant risk on these balances.
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
The Company believes its cash balance is sufficient to meet its needs in 2015. However, it may need to raise additional capital to expand the commercialization of its products, fund its operations and further its research and development activities.
Fair value of financial instruments – The carrying amounts of financial instruments, which include cash and cash equivalents, accounts receivable and accounts payable, approximate their respective fair values due to the relatively short-term nature of these instruments. The Company believes the carrying value of long-term debt as of December 31, 2014 is also approximately equal to its fair value.

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
Recent accounting pronouncements – In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern "ASU No. 2014-15", which is included in Accounting Standards Codification 205, Presentation of Financial Statements. ASU No. 2014-15 requires management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU No. 2014-15 will be effective for the Company starting in the first quarter of fiscal year 2017. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU No. 2014-15 will have on its financial statements.
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

4.	Intangible assets
Intangible assets and accumulated amortization balances at December 31, 2013 and December 31, 2014, are as follows:

(dollars in thousands)	December 31, 2013	December 31, 2014
Trade name	$13	$13
Licenses and patents	4,578	4,722
Non-competition agreements	641	761
	5,232	5,496
Less accumulated amortization:
Trade name	(13)	(13)
Licenses and patents	(746)	(1,152)
Non-competition agreements	(351)	(518)
	(1,110)	(1,683)
Total, net	$4,122	$3,813
As of December 31, 2013 and 2014, the trade name was fully amortized. The remaining weighted-average useful lives of the other intangible assets as of December 31, 2014 are as follows:

Licenses and patents	11.8 years
Non-competition agreements	5.2 years

The future amortization of intangible assets recorded as of December 31, 2014 is as follows:

(Dollars in thousands)
Years ending December 31,	Amount
2015	$564
2016	428
2017	385
2018	333
2019	330
Thereafter	1,773
$3,813
Amortization expense was $347,000, $522,000 and $584,000 for 2012, 2013 and 2014, respectively.
A portion of the July 30, 2013 stock option grant to a scientific founder of the Company was issued in exchange for extending his non-competition agreement from December of 2015 to July of 2016. As of the grant date, the Company increased the value of the non-competition agreement by $70,000 and began amortizing that amount through July of 2016. A portion of a March 2014 stock option grant made to the same scientific founder of the Company was issued in exchange for extending his non-competition agreement from July 2016 to July 2017. As of the grant date, the Company increased the value of the non-competition agreement by $120,000 and began amortizing that amount through July 2017.

5.	Long-term debt
Long-term debt at December 31, 2013 and 2014, consists of the following:

(Dollars in thousands)	December 31, 2013	December 31, 2014
Term loan credit agreement, net of debt discount	$11,879	$12,131
License agreements	18	—
	11,897	12,131
Less current portion	(18)	(4,541)
Total	$11,879	$7,590
On June 27, 2013, the Company entered into a term loan credit agreement (the “Credit Agreement”) with Sixth Floor Investors LP ("Sixth Floor"), as administrative agent, and the other lenders party thereto (the “Lenders”). Under the Credit Agreement, on June 28, 2013, the Company borrowed $12.0 million.
The term of the Credit Agreement is four years. Outstanding balances bear interest at 6.5% per annum plus the greater of 2% or one-month LIBOR. Interest payments are made monthly in arrears. Principal will be payable in 30 monthly installments, beginning in February 2015. The Credit Agreement provides for an exit fee of 5.0% of the total amount borrowed under the facility, due upon final repayment; a 0.5% facility fee, which was paid upon execution of the Credit Agreement; a quarterly administrative fee of $2,500; and the reimbursement of certain fees and expenses of the Lenders. In the event of prepayment, other than regularly scheduled installments and mandatory prepayments, a premium of 1.0% to 2.0% of the then-outstanding balance, dependent upon the timing of the prepayment, would be incurred.

The Credit Agreement does not allow the Company to incur or permit to exist additional debt, except for liabilities arising with respect to customary indemnification contracts entered into in the ordinary course of business. The Company used a portion of the proceeds of the loan to repay the remaining balances due to the Wisconsin Economic Development Corporation under two promissory notes.
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
In connection with the loan, the Lenders were issued detachable warrants to purchase shares of our Series B preferred stock. The warrants have since been converted to warrants to purchase shares of common stock, see Note 6. A total of 28,406 warrants were issued in respect of the loan, each with an exercise price per share equal to the initial public offering ("IPO") price per share in the Company's initial public offering or $12.68 if an offering was not completed before August 1, 2013. As of the date of our IPO, the strike price on these warrants was established at the IPO price per share of $12.00.
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

6.	Shareholders' equity
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
In connection with the IPO, the Company amended and restated its articles of incorporation to authorize 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2014, no shares of preferred stock have been issued.

7.    Stock options and restricted common stock
The Company's board of directors adopted and its shareholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), under which the Company approved option grants to its directors and executive officers. The 2013 Plan and these option grants became effective on the closing of the IPO. As of that same date, the Company discontinued the granting of options under the 2008 Equity Incentive Plan (the "2008 Plan").
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
Assumptions used to value the most recent option grants were as follows:

	2012	2013	2014
Estimated expected term	6 years	6 to 8 years	1 to 8 years
Risk-free interest rate	0.98%	1.70% to 2.22%	0.18% to 2.38%
Expected volatility assumption	66%	64% to 68%	43% to 66%
Forfeiture rate	0% to 7%	0% to 7%	0% to 6%
Dividend yield assumption	—%	—%	—%
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

The number of shares available for grant under the Company's Equity Incentive Plans, as amended (the "Plans") were as follows:

	2008 Plan	2013 Plan	Total
Available for grant — January 1, 2012	243,665	—	243,665
Plan amendment	262,256	—	262,256
Grants	(99,187)	—	(99,187)
Forfeitures	6,954	—	6,954
Available for grant — December 31, 2012	413,688	—	413,688
Plan adjustments and amendments	(421,371)	831,659	410,288
Grants	—	(812,116)	(812,116)
Forfeitures	7,683	10,327	18,010
Available for grant — December 31, 2013	—	29,870	29,870
Plan adjustments and amendments	(84,494)	630,309	545,815
Grants	—	(599,311)	(599,311)
Forfeitures	84,494	87,158	171,652
Available for grant — December 31, 2014	—	148,026	148,026

A summary of option activity under the Plans as of December 31, 2014 and changes during the period then ended were as follows:

	Options	Weighted- average exercise price	Weighted- average remaining contractual term
Outstanding — January 1, 2012	1,545,938	$8.09	8.42
Granted	99,187	12.68
Exercised	(20,296)	7.41
Forfeited	(6,954)	12.19
Outstanding — December 31, 2012	1,617,875	8.39	7.63
Granted	812,116	12.31
Exercised	(23,587)	6.55
Forfeited	(18,010)	11.34
Outstanding — December 31, 2013	2,388,394	9.70	7.63
Granted	599,311	14.54
Exercised	(56,283)	6.14
Forfeited	(171,652)	11.33
Outstanding — December 31, 2014	2,759,770	$10.72	7.14

Vested as of December 31, 2014	1,641,991	$8.86	6.14

Vested or expected to vest as of December 31, 2014	2,746,571	$10.71	7.13

Exercisable as of December 31, 2014	1,779,870	$9.16	6.23

Under the terms of the 2008 Plan, option grants are immediately exercisable. If a participant exercises unvested options, the shares received from the exercise are considered restricted shares and the participant's rights thereto remain subject to the original vesting schedule of the options. At December, 31, 2012, 2013 and 2014 there were no such restricted shares. Under the terms of the 2013 Plan, options are not exercisable until vested.
The weighted-average grant-date fair value of stock options granted during 2012, 2013 and 2014 was $4.10, $8.31 and $9.65 per share, respectively. The aggregate intrinsic value of outstanding stock options was $70,000 as of December 31, 2014. At December 31, 2014 total compensation cost not yet recognized that related to nonvested awards was $7.1 million, which was expected to be recognized over a weighted-average period of 2.77 years. That amount excludes options issued in exchange for and accounted as intangible assets. See Note 4.

8.    Income Taxes
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
As of December 31, 2014, the Company has net operating loss carryforwards for tax purposes of approximately $130.0 million for federal and $97.0 million for state. These federal net operating losses begin to expire in 2024 and the state net operating losses begin to expire in 2019. The carryforwards are subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In addition, the Company has federal tax credit carryforwards of $3.3 million and state tax credits of $4.5 million. The credits begin to expire in 2025 and 2016, respectively.
The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows.

(Dollars in thousands)	December 31, 2013	December 31, 2014
Deferred tax assets
Operating loss carryforwards	$41,141	$50,387
Tax credit carryforwards	5,529	6,290
Other temporary differences	2,327	3,599
Tax assets before valuation allowance	48,997	60,276
Less: valuation allowance	(48,997)	(60,276)
Net deferred taxes	$—	$—
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a $49.0 million and $60.3 million valuation allowance at December 31, 2013 and 2014, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized.

The effective tax rate differs from the statutory tax rate due to the following:

	Year ended December 31,
	2012	2013	2014
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	5.0	5.0	1.3
Research credits	—	13.3	2.5
Stock-based compensation	(0.5)	(0.5)	(0.1)
Other	(0.2)	(0.1)	(0.2)
Valuation allowance	(39.3)	(52.7)	(38.5)
	—%	—%	—%
The Company has evaluated uncertain tax positions as of December 31, 2013 and 2014 and determined a reserve for such positions and any associated interest and penalties is not necessary.
All of the Company's tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.
The Company does not expect there will be a change in the unrecognized tax benefits within the 12 months following December 31, 2014.
9.    401(k) savings plan
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the plan). The plan covers substantially all employees. Under the plan, employees may make elective salary deferrals. In 2012, 2013 and 2014 the Company matched $48,000, $53,000 and $63,000, respectively, of employee contributions.
10.    Commitments and contingencies
Operating leases – The Company leases corporate office space, office equipment and production facilities under operating leases. Total rent payments were $577,000 for 2012, $823,000 for 2013 and $949,000 for 2014.
Future minimum lease payments at December 31, 2014, under operating leases with initial or remaining terms in excess of one year were as follows:

(Dollars in thousands)
Years ending December 31,
2015	$942
2016	932
2017	841
2018	512
2019	16
Thereafter	—
$3,243

Contingencies – From time to time, the Company may be subject to various legal proceedings and claims arising in the ordinary course of business. The Company assesses contingencies to determine the degree of probability and range of possible loss for potential accrual in its financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No such amounts were accrued at December 31, 2013 or December 31, 2014.

11.	Related-party transactions
The Company has consulting agreements with scientific advisors who are also shareholders. The total expense recorded to general and administrative expenses for these agreements was $302,000 for 2012, 2013 and 2014.
In July 2013 and in March 2014, the Company granted stock options in exchange for future services and amendments to consulting and non-competition agreements with a scientific founder of the Company who also serves on the board of directors. See Note 4 for additional information.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosures
None.
Item 9A. Controls and procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in internal control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Our management does not expect that the Company's internal controls will prevent or detect all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. Also, any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in business conditions
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an "emerging growth company" as defined in the JOBS Act as we have taken advantage of the exemptions available to us through the JOBS Act.
Item 9B. Other information
None.

Part III
Item 10. Directors, executive officers and corporate governance
The information required by this Item concerning our directors, audit committee, and audit committee financial experts, code of ethics and compliance with Section 16(a) of the Exchange Act is incorporated by reference to information under the captions “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 annual meeting of shareholders to be held on May 7, 2015 (the "Proxy Statement"). It is anticipated that our Proxy Statement will be filed with the Securities and Exchange Commission on or about March 27, 2015.
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
Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant" in Item 1 of this Annual Report on Form 10-K.
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

Securities authorized for issuance under equity compensation plans
The following table sets forth certain information as of December 31, 2014 regarding shares outstanding and available for issuance under our existing equity compensation plans, each listed below:

•	2008 Equity Incentive Plan; and

•	2013 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2) (3)
Equity compensation plans approved by security holders	2,759,770	$10.72	148,026
Equity compensation plans not approved by security holders	—	—	—
Total	2,759,770	$10.72	148,026

(1)	Prior to our initial public offering, we granted awards under our 2008 Equity Incentive Plan. Following our initial public offering, we granted awards under our 2013 Equity Incentive Plan.
(2)	No further equity awards are authorized under our 2008 Equity Incentive Plan.
(3)	In accordance with the terms of our 2013 Equity Incentive Plan, the number of shares authorized for issuance under the plan increased by 632,560 shares on January 1, 2015.

Item 13. Certain relationships and related transactions, and director independence
Information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Transactions and Relationships-Related Party Transactions” and "Proposal One: Election of Directors."
Item 14. Principal accountant fees and services
Information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Audit Committee Report - Auditors' Fees and Services.”

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
3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Articles of Incorporation of Registrant.	10-Q	3.1	August 29, 2013
3.2	Amended and Restated Bylaws of Registrant.	10-Q	3.2	August 29, 2013
4.1	Form of Registrant’s common stock certificate.	S-1	4.1	June 3, 2013
4.2	Fourth Amended and Restated Registration Rights Agreement, dated November 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	4.2	June 3, 2013
4.3	First Amendment to Fourth Amended and Restated Registration Rights Agreement by and among Registrant and certain security holders of Registrant.	10-Q	4.3	November 12, 2013
4.4	Form of Articles of Amendment Regarding Designation and Authorization of Series Preferred Stock.	S-3	4.5	September 2, 2014
4.5	Form of Preferred Stock Certificate.	S-3	4.6	September 2, 2014
4.6	Form of Tranche 1 warrant to purchase shares of Series B preferred stock (included in Exhibit 10.55).	S-1	4.6	June 3, 2013
4.7	Form of Note (included in Exhibit 10.55).	S-1	4.7	June 3, 2013
4.8	Form of Warrant.	S-3	4.7	September 2, 2014
4.9	Form of Senior Indenture.	S-3	4.8	September 2, 2014
4.10	Form of Subordinated Indenture.	S-3	4.9	September 2, 2014
5.1	Opinion of Godfrey & Kahn, S.C.	S-3	5.1	September 2, 2014
5.2	Opinion of Godfrey & Kahn, S.C. regarding legality of the Common Stock being registered	S-8	5.1	January 14, 2015
10.1#	Form of Executive Officer Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.1	June 3, 2013
10.2#	Form of Director Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.2	June 3, 2013
10.3	Form of Consultant Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.3	June 3, 2013
10.4#	Form of Employee Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.4	June 3, 2013
10.5#	2008 Equity Incentive Plan.	S-1	10.5	June 3, 2013
10.6#	2013 Equity Incentive Plan.	S-1	10.6	June 3, 2013
10.7#	Consulting Agreement dated December 19, 2008 by and between Registrant and James A. Thomson.	S-1	10.7	June 3, 2013
10.8#	Consulting Agreement dated December 19, 2008 by and between Registrant and Dr. Craig T. January.	S-1	10.8	June 3, 2013
10.9#	Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated March 4, 2014.	10-Q	10.48.1	May 5, 2014
10.10	Amendment dated May 30, 2014 to the Master Laboratory Services Agreement dated November 22, 2010 by and between Cellular Dynamics International, Inc. and Eli Lilly and Company.	8-K	10.1	June 4, 2014
10.11#	Employment Agreement dated December 12, 2008 by and between Registrant and Christopher Parker.	S-1	10.11	June 3, 2013
10.12#	Employment Agreement dated December 19, 2008 by and between Registrant and Dr. Emile F. Nuwaysir.	S-1	10.12	June 3, 2013
10.13	Form of Indemnification Agreement by and between Registrant and each of its directors.	S-1	10.13	June 3, 2013
10.14#	Employment Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.1	July 15, 2014

10.15#	Stock Option Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.2	July 15, 2014
10.16	Lease Agreement dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.16	June 3, 2013
10.17	Amendment to Lease dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.17	June 3, 2013
10.18	Amendment to Lease dated August 1, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.18	June 3, 2013
10.19	Amendment to Lease dated June 1, 2007 by and between Registrant and University Research Park, Incorporated.	S-1	10.19	June 3, 2013
10.20	Amendment to Lease dated June 1, 2008 by and between Registrant and University Research Park, Incorporated.	S-1	10.20	June 3, 2013
10.21	Amendment to Lease dated May 15, 2010 by and between Registrant and University Research Park, Incorporated.	S-1	10.21	June 3, 2013
10.22	License and Services Agreement dated September 27, 2012 by and between Registrant and The Buck Institute for Research on Aging.	S-1	10.22	June 3, 2013
10.23†	Supply Agreement effective as of May 18, 2010 by and between Registrant and SmithKline Beecham d/b/a GlaxoSmithKline.	S-1	10.23	June 3, 2013
10.24†	Supply Agreement effective as of July 6, 2010 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.24	June 3, 2013
10.25(a)	First Amendment to Supply Agreement dated June 13, 2012 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(a)	June 3, 2013
10.25(b)†	Second Amendment to Supply Agreement dated April 24, 2013 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(b)	June 3, 2013
10.26†	Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.26	June 3, 2013
10.27†	First Amendment to Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.27	June 3, 2013
10.28#	Employment Agreement dated as of January 9, 2015 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.1.1	January 13, 2015
10.29	Assignment from iPS Academia to iPS Portal.	Filed herewith
10.30	Reserved.
10.31#	Nonstatutory Stock Option Agreement dated October 18, 2010 by and between Registrant and James Thomson.	S-1	10.31	June 3, 2013
10.32#	Letter Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.32	June 3, 2013
10.33#	Employment Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.33	June 3, 2013
10.34#	Patent Assignment dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.34	June 3, 2013
10.35#	Nonstatutory Stock Option Agreement dated December 20, 2011 by and between Registrant and James Thomson.	S-1	10.35	June 3, 2013
10.36#	Amendment to Letter Agreement dated December 20, 2011 by and between Registrant and James A. Thomson.	S-1	10.36	June 3, 2013
10.37†	Supply and Distribution Agreement dated June 12, 2012 by and between Registrant and Life Technologies Corporation.	S-1	10.37	June 3, 2013
10.38†	First Amendment to Supply and Distribution Agreement dated February 27, 2013 by and between Registrant and Life Technologies Corporation.	S-1	10.38	June 3, 2013
10.39†	Non-Exclusive License Agreement dated May 6, 2010 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.39	June 3, 2013
10.40†	Exclusive License Agreement dated March 23, 2009 by and between Registrant and Indiana University Research and Technology Corporation.	S-1	10.40	June 3, 2013
10.41†	License Agreement dated June 6, 2012 by and between Registrant and Wisconsin Alumni Research Foundation.	S-1	10.41	June 3, 2013

10.42†	Master Laboratory Services Agreement dated November 22, 2010 by and between Registrant and Eli Lilly and Company.	S-1	10.42	June 3, 2013
10.43†	Addendum to Master Laboratory Services Agreement dated June 21, 2012 by and between Registrant and Eli Lilly and Company.	S-1	10.43	June 3, 2013
10.44†	Hepatocyte Collaborative Research Agreement dated May 16, 2011 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.44	June 3, 2013
10.45†	Centre of Excellence Agreement dated December 3, 2012 by and between Registrant and AstraZeneca UK Limited.	S-1	10.45	June 3, 2013
10.46#	Annual Incentive Cash Compensation Plan.	S-1	10.46	June 3, 2013
10.47#	Non-employee Director Compensation Policy.	S-1	10.47	June 3, 2013
10.48#	Form of Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated May 7, 2013.	S-1	10.48	June 3, 2013
10.49.1#	Employment Agreement by and between Registrant and Robert J. Palay.	10-Q	10.49.1	November 12, 2013
10.49.2#	Employment Agreement by and between Registrant and Thomas M. Palay.	10-Q	10.49.2	November 12, 2013
10.50#	Form of Stock Option Agreement between Registrant and Chief Executive Officer and Chairman and President and Vice Chairman (2013 Equity Incentive Plan).	S-1	10.50	June 3, 2013
10.51#	Form of Executive Officer Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.51	June 3, 2013
10.52#	Form of Director Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.52	June 3, 2013
10.53#	Form of Stock Option Agreement between Registrant and James A. Thomson (2013 Equity Incentive Plan).	S-1	10.53	June 3, 2013
10.54	Amendment to Lease dated May 6, 2013 by and between Registrant and University Research Park, Incorporated.	S-1	10.54	June 3, 2013
10.55	Credit Agreement dated as of June 27, 2013 among Cellular Dynamics International, Inc., as the Company, the various lenders party thereto, as Lenders, and Sixth Floor Investors LP, as the Administrative Agent.	S-1/A	10.55	July 1, 2013
10.56	Reserved.
10.57†	iPSC Derivation Agreement dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.1	November 4, 2013
10.58†	Notice Of Grant Award dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.2	November 4, 2013
10.59††	Services Agreement dated as of December 1, 2013 by and between Cellular Dynamics International, Inc. and Coriell Institute for Medical Research	10-K/A	1.59	March 11, 2014
10.60	Reserved.
23.1	Consent of Deloitte & Touche LLP	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

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

Cellular Dynamics International, Inc.

By:/s/ Robert J. Palay
Robert J. Palay,
Chairman of Board and Chief Executive Officer

Date: March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Palay	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	March 5, 2015
Robert J. Palay

/s/ Timothy D. Daley	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2015
Timothy D. Daley

*	Director	March 5, 2015
Thomas M. Palay

*	Director	March 5, 2015
Kenneth C. Hunt

*	Director	March 5, 2015
Craig T. January

*	Director	March 5, 2015
Stanley D. Rose

*	Director	March 5, 2015
Sheli Z. Rosenberg

*	Director	March 5, 2015
James A. Thomson

*	Director	March 5, 2015
Michael J. Van Handel

*	Director	March 5, 2015
Susan A. Willetts

* - By:     /s/ Timothy D. Daley
    Timothy D. Daley
Attorney-in-fact (1)
Date: March 5, 2015

(1) - Pursuant to authority granted by powers of attorney, copies of which are filed herewith.

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Articles of Incorporation of Registrant.	10-Q	3.1	August 29, 2013
3.2	Amended and Restated Bylaws of Registrant.	10-Q	3.2	August 29, 2013
4.1	Form of Registrant’s common stock certificate.	S-1	4.1	June 3, 2013
4.2	Fourth Amended and Restated Registration Rights Agreement, dated November 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	4.2	June 3, 2013
4.3	First Amendment to Fourth Amended and Restated Registration Rights Agreement by and among Registrant and certain security holders of Registrant.	10-Q	4.3	November 12, 2013
4.4	Form of Articles of Amendment Regarding Designation and Authorization of Series Preferred Stock.	S-3	4.5	September 2, 2014
4.5	Form of Preferred Stock Certificate.	S-3	4.6	September 2, 2014
4.6	Form of Tranche 1 warrant to purchase shares of Series B preferred stock (included in Exhibit 10.55).	S-1	4.6	June 3, 2013
4.7	Form of Note (included in Exhibit 10.55).	S-1	4.7	June 3, 2013
4.8	Form of Warrant.	S-3	4.7	September 2, 2014
4.9	Form of Senior Indenture.	S-3	4.8	September 2, 2014
4.10	Form of Subordinated Indenture.	S-3	4.9	September 2, 2014
5.1	Opinion of Godfrey & Kahn, S.C.	S-3	5.1	September 2, 2014
5.2	Opinion of Godfrey & Kahn, S.C. regarding legality of the Common Stock being registered	S-8	5.1	January 14, 2015
10.1#	Form of Executive Officer Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.1	June 3, 2013
10.2#	Form of Director Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.2	June 3, 2013
10.3	Form of Consultant Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.3	June 3, 2013
10.4#	Form of Employee Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.4	June 3, 2013
10.5#	2008 Equity Incentive Plan.	S-1	10.5	June 3, 2013
10.6#	2013 Equity Incentive Plan.	S-1	10.6	June 3, 2013
10.7#	Consulting Agreement dated December 19, 2008 by and between Registrant and James A. Thomson.	S-1	10.7	June 3, 2013
10.8#	Consulting Agreement dated December 19, 2008 by and between Registrant and Dr. Craig T. January.	S-1	10.8	June 3, 2013
10.9#	Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated March 4, 2014.	10-Q	10.48.1	May 5, 2014
10.10	Amendment dated May 30, 2014 to the Master Laboratory Services Agreement dated November 22, 2010 by and between Cellular Dynamics International, Inc. and Eli Lilly and Company.	8-K	10.1	June 4, 2014
10.11#	Employment Agreement dated December 12, 2008 by and between Registrant and Christopher Parker.	S-1	10.11	June 3, 2013
10.12#	Employment Agreement dated December 19, 2008 by and between Registrant and Dr. Emile F. Nuwaysir.	S-1	10.12	June 3, 2013
10.13	Form of Indemnification Agreement by and between Registrant and each of its directors.	S-1	10.13	June 3, 2013
10.14#	Employment Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.1	July 15, 2014

10.15#	Stock Option Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.2	July 15, 2014
10.16	Lease Agreement dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.16	June 3, 2013
10.17	Amendment to Lease dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.17	June 3, 2013
10.18	Amendment to Lease dated August 1, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.18	June 3, 2013
10.19	Amendment to Lease dated June 1, 2007 by and between Registrant and University Research Park, Incorporated.	S-1	10.19	June 3, 2013
10.20	Amendment to Lease dated June 1, 2008 by and between Registrant and University Research Park, Incorporated.	S-1	10.20	June 3, 2013
10.21	Amendment to Lease dated May 15, 2010 by and between Registrant and University Research Park, Incorporated.	S-1	10.21	June 3, 2013
10.22	License and Services Agreement dated September 27, 2012 by and between Registrant and The Buck Institute for Research on Aging.	S-1	10.22	June 3, 2013
10.23†	Supply Agreement effective as of May 18, 2010 by and between Registrant and SmithKline Beecham d/b/a GlaxoSmithKline.	S-1	10.23	June 3, 2013
10.24†	Supply Agreement effective as of July 6, 2010 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.24	June 3, 2013
10.25(a)	First Amendment to Supply Agreement dated June 13, 2012 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(a)	June 3, 2013
10.25(b)†	Second Amendment to Supply Agreement dated April 24, 2013 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(b)	June 3, 2013
10.26†	Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.26	June 3, 2013
10.27†	First Amendment to Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.27	June 3, 2013
10.28#	Employment Agreement dated as of January 9, 2015 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.1.1	January 13, 2015
10.29	Assignment from iPS Academia to iPS Portal.	Filed herewith
10.30	Reserved.
10.31#	Nonstatutory Stock Option Agreement dated October 18, 2010 by and between Registrant and James Thomson.	S-1	10.31	June 3, 2013
10.32#	Letter Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.32	June 3, 2013
10.33#	Employment Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.33	June 3, 2013
10.34#	Patent Assignment dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.34	June 3, 2013
10.35#	Nonstatutory Stock Option Agreement dated December 20, 2011 by and between Registrant and James Thomson.	S-1	10.35	June 3, 2013
10.36#	Amendment to Letter Agreement dated December 20, 2011 by and between Registrant and James A. Thomson.	S-1	10.36	June 3, 2013
10.37†	Supply and Distribution Agreement dated June 12, 2012 by and between Registrant and Life Technologies Corporation.	S-1	10.37	June 3, 2013
10.38†	First Amendment to Supply and Distribution Agreement dated February 27, 2013 by and between Registrant and Life Technologies Corporation.	S-1	10.38	June 3, 2013
10.39†	Non-Exclusive License Agreement dated May 6, 2010 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.39	June 3, 2013
10.40†	Exclusive License Agreement dated March 23, 2009 by and between Registrant and Indiana University Research and Technology Corporation.	S-1	10.40	June 3, 2013
10.41†	License Agreement dated June 6, 2012 by and between Registrant and Wisconsin Alumni Research Foundation.	S-1	10.41	June 3, 2013

10.42†	Master Laboratory Services Agreement dated November 22, 2010 by and between Registrant and Eli Lilly and Company.	S-1	10.42	June 3, 2013
10.43†	Addendum to Master Laboratory Services Agreement dated June 21, 2012 by and between Registrant and Eli Lilly and Company.	S-1	10.43	June 3, 2013
10.44†	Hepatocyte Collaborative Research Agreement dated May 16, 2011 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.44	June 3, 2013
10.45†	Centre of Excellence Agreement dated December 3, 2012 by and between Registrant and AstraZeneca UK Limited.	S-1	10.45	June 3, 2013
10.46#	Annual Incentive Cash Compensation Plan.	S-1	10.46	June 3, 2013
10.47#	Non-employee Director Compensation Policy.	S-1	10.47	June 3, 2013
10.48#	Form of Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated May 7, 2013.	S-1	10.48	June 3, 2013
10.49.1#	Employment Agreement by and between Registrant and Robert J. Palay.	10-Q	10.49.1	November 12, 2013
10.49.2#	Employment Agreement by and between Registrant and Thomas M. Palay.	10-Q	10.49.2	November 12, 2013
10.50#	Form of Stock Option Agreement between Registrant and Chief Executive Officer and Chairman and President and Vice Chairman (2013 Equity Incentive Plan).	S-1	10.50	June 3, 2013
10.51#	Form of Executive Officer Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.51	June 3, 2013
10.52#	Form of Director Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.52	June 3, 2013
10.53#	Form of Stock Option Agreement between Registrant and James A. Thomson (2013 Equity Incentive Plan).	S-1	10.53	June 3, 2013
10.54	Amendment to Lease dated May 6, 2013 by and between Registrant and University Research Park, Incorporated.	S-1	10.54	June 3, 2013
10.55	Credit Agreement dated as of June 27, 2013 among Cellular Dynamics International, Inc., as the Company, the various lenders party thereto, as Lenders, and Sixth Floor Investors LP, as the Administrative Agent.	S-1/A	10.55	July 1, 2013
10.56	Reserved.
10.57†	iPSC Derivation Agreement dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.1	November 4, 2013
10.58†	Notice Of Grant Award dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.2	November 4, 2013
10.59††	Services Agreement dated as of December 1, 2013 by and between Cellular Dynamics International, Inc. and Coriell Institute for Medical Research	10-K/A
10.60	Reserved.
23.1	Consent of Deloitte & Touche LLP	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

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