Form 10-K/A
period 2014-12-31
CELLULAR DYNAMICS INTERNATIONAL, INC.
filed 2015-04-30
CIK 1482080

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Cellular Dynamics International, Inc. (the “Company”) will not file its definitive proxy materials for its 2015 annual meeting of the Company’s shareholders with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after December 31, 2014, the end of its fiscal year. As a result and pursuant to the rules of the SEC, the Company is unable to incorporate certain information from its proxy materials into Part III of its Annual Report on Form 10‑K for the fiscal year ended December 31, 2014, which was originally filed on March 5, 2015 (the “Original Filing”). Accordingly, pursuant to the instructions to Form 10-K, this Amendment No. 1 on Form 10‑K/A to our Original Filing is being filed to include the Part III information required under the instructions to Form 10‑K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes‑Oxley Act of 2002 with respect to this Form 10‑K/A as well as to make certain other revisions.

Cellular Dynamics International, Inc.
Form 10-K/A

Part III
Item 10. Directors, executive officers and corporate governance
DIRECTORS

Name and Age of Director	Principal Occupation and Directorships

Craig T. January, MD, Ph.D. Age 67
Dr. January is one of our founders and has served on our board of directors since 2008. Since 1981, he has served as a practicing cardiologist and, since 1995, as a professor in the Department of Medicine in the Division of Cardiovascular Medicine at the University of Wisconsin-Madison, School of Medicine and Public Health. Dr. January has consulted to multiple large and small pharmaceutical companies and was one of the first scientists to stably express hERG potassium channels in a human cell system. He received an MD and a Ph.D. in Physiology and Biophysics from the University of Iowa. Dr. January has been selected to serve on our board of directors due to his understanding of our business, practical experience in life sciences consulting and specialized knowledge of cardiovascular medicine.

James A. Thomson, VMD, Ph.D. Age 56
Dr. Thomson is one of our founders and has served as our Chief Scientific Officer and as a member of our board of directors since 2007. He received a VMD and a Ph.D. from the University of Pennsylvania. He is a member of the National Academy of Sciences, and has served as the Director of Regenerative Biology at the Morgridge Institute for Research since 2008 and as the John D. MacArthur Professor of Anatomy at the University of Wisconsin-Madison since 2003. Dr. Thomson’s derivation of human ES cells was featured as Science Magazine’s “Scientific Breakthrough of the Year” in 1999, and work from Dr. Thomson’s laboratory has been cited in TIME Magazine’s “Top 10 Discoveries of the Year” on three separate occasions, including the isolation of human ES cells (1998, #1), the isolation of human iPS cells (2007, #1) and the collaborative mapping of the human epigenome (2009, #2). He was featured on the cover of TIME Magazine’s “America’s Best in Science and Medicine” in 2001, and in 2007 was named one of TIME Magazine’s “100 Most Influential People in the World.” Dr. Thomson has published over 150 scientific, peer-reviewed papers and has been an inventor on over 30 issued patents. Dr. Thomson has been selected to serve on our board of directors due to his understanding of our business and his seminal work and international recognition in the stem cell field.

Michael J. Van Handel Age 56
Mr. Van Handel has served on our board of directors since 2010. He has also served on the board of directors of the Milwaukee Youth Symphony Orchestra since 2005 and BMO Financial Corp. since 2011. He previously served on the board of directors of Harris Financial Corp. from 2006 to 2011. Mr. Van Handel has served as a vice president, since 1991, and the chief financial officer, since 1998, of ManpowerGroup Inc. Mr. Van Handel received a B.S. in Accounting from Marquette University and an MBA in Banking and Finance from the University of Wisconsin. Mr. Van Handel has been selected to serve on our board of directors due to his experience as a director and executive officer of several public companies.

Kenneth C. Hunt Age 65
Mr. Hunt has served on our board of directors since 2009. He served as senior vice president, general counsel and secretary of ManpowerGroup Inc., from 2008 until January 2013. Prior to joining ManpowerGroup, Mr. Hunt was a shareholder at Godfrey & Kahn, S.C. from 1981 to 2007. He received a degree in Aerospace Engineering from the University of Michigan and a J.D., with distinction, from Duke University Law School. Mr. Hunt was selected to serve on our board of directors by the holders of a majority of our outstanding shares of Series A Preferred Stock, pursuant to our Fifth Amended and Restated Shareholder Agreement. Mr. Hunt has been selected to serve on our board of directors due to his extensive experience in corporate governance and securities regulation, including experience as general counsel of a public company.

Stanley D. Rose, Ph.D. Age 59
Dr. Rose has served on our board of directors since 2009. Dr. Rose has served as president of Rose Ventures, Inc., a firm that provides consulting services and makes investments in life science tool companies, since its founding in 2008. Dr. Rose has served as president and chief executive officer of Transplant Genomics Inc. since March 2013, as a director of Invenra since 2012 and as a director since 2009 of Nabsys, a portfolio company of Point Judith Capital. He also served as president, chief executive officer and a member of the board of directors of NimbleGen Systems, Inc. from 2003 to 2007, continuing on until 2008 as chief executive officer of Roche NimbleGen following Roche Holdings, Inc.’s acquisition of NimbleGen Systems, Inc. in 2007. Prior to NimbleGen Systems, Inc., Dr. Rose co-founded Genetic MicroSystems, a microarray instruments company, in 1997. Dr. Rose received a B.A. from Cornell University and a Ph.D. in Biology from the Massachusetts Institute of Technology. Dr. Rose was selected to serve on our board of directors by the holders of a majority of our outstanding shares of Series A Preferred Stock, pursuant to our Fifth Amended and Restated Shareholder Agreement. Dr. Rose has been selected to serve on our board of directors due to his prior positions of leadership and business experience in the life sciences industry.

Susan A. Willetts Age 60
Ms. Willetts has served on our board of directors since 2014. Ms. Willetts was an advisory director of Goldman, Sachs & Co. from July 2011 through December 2014 and a partner from 2002 to July 2011. She joined the firm in the Investment Banking Division in 1989, was named managing director in 1996 and partner in 2002. Prior to joining Goldman Sachs, Ms. Willetts worked at Microdot for five years, most recently as treasurer, and at Northwest Industries for three years. She is on the board of the Chicago Botanic Garden, where she served as chair from 2009 to 2012. Ms. Willetts has been a member of the Economic Club of Chicago since 2004 and became a member of The Chicago Network in 2008. She served on the board of The Field Museum from 1998 to 2006. She earned a BA from Dartmouth in 1977 and an MBA from Northwestern University in 1981. Ms. Willetts has been selected to serve on our board of directors due to her prior positions of leadership and her experience in finance.

Robert J. Palay Age 59
Mr. Palay is one of our founders and has served as Chairman of the Board and as Chief Executive Officer since 2007. Mr. Palay previously served as chairman of the board and chief executive officer of each of our predecessors from their founding until 2008. He also co-founded NimbleGen Systems, Inc., a molecular biology tools company, and served as its chairman of the board from 1999 to 2007 and as its chief executive officer from 1999 to 2000. Since their inception, Mr. Palay has served as a manager of the general partner or manager of each of the various Tactics II entities, which are private investment vehicles and were among our principal shareholders until January 2014. He received an A.B., magna cum laude, from Harvard College, an M.M. from the J.L. Kellogg Graduate School of Management and a J.D. from the Northwestern University School of Law. Mr. Palay has been selected to serve on our board of directors due to his in-depth understanding of our business and operating experience with business startups.

Thomas M. Palay, Ph.D. Age 62
Dr. Palay is one of our founders and has served as Vice Chairman of the Board and as President since 2007. Dr. Palay previously served as vice chairman of the board and president of each of our predecessors from their founding until 2008. He also co-founded NimbleGen Systems, Inc. and served as its vice chairman of the board, vice president and chief operating officer from 1999 to 2007. Since their inception, Dr. Palay has served as a manager of the general partner or manager of each of the Tactics II entities. Dr. Palay joined the faculty of the University of Wisconsin Law School in 1980. He retired as the Foley & Lardner-Bascom Professor of Law in 2010. Dr. Palay received a B.A., summa cum laude, from Tufts University, a J.D. from the University of Pennsylvania and a Ph.D. from the University of Pennsylvania. Dr. Palay has been selected to serve on our board of directors due to his in-depth understanding of our business, operating experience with business startups and experience in academia.

Sheli Z. Rosenberg Age 73
Ms. Rosenberg has served on our board of directors since 2013. Ms. Rosenberg was at Skadden, Arps, Slate, Meagher & Flom LLP as Of Counsel from 2011 to 2014. In 2014, she became a consultant to the firm. She previously served as a director of Equity Residential from prior to 2008 to 2010, of CVS Caremark Corporation from prior to 2008 to 2010 and of Avis Budget Group, Inc. from prior to 2008 to 2009. She was the Vice Chairman of Equity Group Investments, LLC, an investment company, from 2000 to 2003 and its President and Chief Executive Officer from 1999 to 2000. From 1994 to 1999, Ms. Rosenberg served as President, Chief Executive Officer and a director of Equity Group Investments, Inc., an owner, manager and financier of real estate and corporations. She was also a principal in the law firm of Rosenberg & Liebentritt, P.C. from 1980 to 1997. Ms. Rosenberg is currently a director of Equity Life Style Properties, Spirit Realty Capital, and Strategic Hotels & Resorts, Inc. She also served as a director of Nanosphere, Inc. from which she retired in January 2015 and Ventas, Inc. from which she retired in May 2014. Ms. Rosenberg is the co-founder and former President of the Center for Executive Women at the Kellogg School of Management, and she was an Adjunct Professor at Northwestern University’s J.L. Kellogg Graduate School of Business from 2003 to 2007. Ms. Rosenberg has been selected to serve on our board of directors due to her prior business positions and experience as a director.

Robert J. Palay and Thomas M. Palay are brothers.
EXCECUTIVE OFFICERS
Pursuant to General Instruction G(3), certain information with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant" in Item 1 of this Annual Report on Form 10-K.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s directors and officers, among others, to file reports with the SEC disclosing their ownership, and changes in their ownership, of stock in the Company. Copies of these reports must also be furnished to the Company. Based solely on a review of these copies, the Company believes that all filing requirements were complied with on a timely basis during fiscal 2014, except that one late report was filed on behalf of each of Mr. Palay, Dr. Palay, Mr. Nuwaysir, Mr. Parker, Mr. Snyder, Mr. Seay, Ms. Geyso and Dr. Thomson in connection with an option grant.
CODE OF BUSINESS CONDUCT AND ETHICS
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
AUDIT COMMITTEE
The Board has a standing audit committee which is governed in accordance with a written charter. The charter is available on the Company’s web site at http://investors.cellulardynamics.com/governance.cfm. Members serve on the audit committee until their resignation or until otherwise determined by our board of directors.
Our audit committee is comprised of Mr. Van Handel, who is the chair of the committee, Mr. Hunt, Ms. Rosenberg and Ms. Willetts, each of whom satisfies the independence requirements under The NASDAQ Stock Market LLC ("NASDAQ") listing standards and Rule 10A-3 of the Exchange Act. Mr. Van Handel is our audit committee financial expert, as that term is defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002, and possesses the requisite financial sophistication, as defined under the applicable rules and regulations of NASDAQ.

Item 11. Executive compensation
EXECUTIVE COMPENSATION
Summary Compensation Table
This section provides compensation information about the following individuals:

•	Robert J. Palay, our Chief Executive Officer (CEO) and Chairman of the Board

•	Dr. Thomas M. Palay, our President and Vice Chairman of the Board

•	Dr. Emile F. Nuwaysir, our Vice President and Chief Operating Officer (COO)

•	Christopher Parker, our Vice President and Chief Commercial Officer (CCO)
In the discussion below, we refer to this group of executives as the named executive officers. This group includes the executive officers for whom disclosure is required under the applicable rules of the SEC.
The following table shows information regarding the compensation of our named executive officers for services performed in the year ended December 31, 2013 and December 31, 2014. All amounts are calculated in accordance with SEC disclosure rules, including amounts with respect to our equity compensation plan awards, as further described below.

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	All other compensation ($)(2)	Total ($)
Robert J. Palay,	2014	522,500	—	946,791	121,252	—	1,590,543
Chief Executive Officer and Chairman	2013	475,000	—	1,242,000	294,000	—	2,011,000

Dr. Thomas M. Palay,	2014	522,500	—	946,791	121,252	—	1,590,543
President and Vice Chairman	2013	475,000	—	1,242,000	294,000	—	2,011,000

Dr. Emile F. Nuwaysir,	2014	412,500	—	408,897	81,580	500	903,477
Vice President and Chief Operating Officer	2013	360,000	—	420,989	179,000	500	960,489

Christopher Parker,	2014	412,500	—	408,897	76,580	500	898,477
Vice President and Chief Commercial Officer	2013	344,000	—	420,989	179,000	500	960,489

(1)
For a discussion of the valuation assumptions used to value the options for financial reporting purposes, see note 7 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2014. These amounts reflect our expense for these awards calculated in accordance with FASB ASC Topic 718 and do not correspond to the actual value that may be recognized by the named executive officers.

(2)	Represents company matching contributions to 401(k) accounts.

Outstanding equity awards at fiscal year-end for fiscal year 2014
The following table provides information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2014:

Option awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Robert J. Palay	153,847	—	6.44	1/29/2020
	46,154	15,385(2)(3)	12.68	12/20/2021
	53,125	96,875(3)	12.00	7/30/2023
	—	90,000(4)	15.46	3/6/2024

Dr. Thomas M. Palay	153,847	—	6.44	1/29/2020
	46,154	15,385(2)(3)	12.68	12/20/2021
	53,125	96,875(3)	12.00	7/30/2023
	—	90,000(4)	15.46	3/6/2024

Dr. Emile F. Nuwaysir	51,283	—	6.14	12/8/2018
	56,411	—	6.44	1/29/2020
	35,898	—	6.73	10/18/2020
	46,154	15,385(2)(3)	12.68	12/20/2021
	20,344	37,092(3)	12.00	7/30/2023
	—	45,000(4)	15.46	3/6/2024

Christopher Parker	51,283	—	6.14	12/8/2018
	41,026	—	6.44	1/29/2020
	19,231	6,411(2)(3)	12.68	12/20/2021
	8,013	7,372(2)(3)	12.68	11/1/2022
	20,344	37,092(3)	12.00	7/30/2023
	—	45,000(4)	15.46	3/6/2024

(1)	Options shown in this column include amounts that had vested as of December 31, 2014.
(2)
While these options are immediately exercisable, the option only entitles the executive to purchase shares of restricted stock. Thus, to the extent that the relevant vesting requirements are not yet met for each award, the options are over restricted shares. Under the option award agreements, if an executive exercises the option before the shares vest, the executive would be purchasing shares of restricted stock. The executive is not entitled to vote any of the restricted shares, but instead, is required to execute a proxy appointing an agent designated by our board of directors to vote the restricted shares. An executive is entitled to receive dividends on the restricted shares. If an executive terminates employment while holding restricted shares, the participant will generally forfeit the restricted shares. All of these options have a 10 year term.

(3)	These options continue to vest on a monthly basis at 1/48 of the full award until the fourth anniversary of the date of grant, at which time they will be fully vested.
(4)
These options vested at ¼ of the full award on March 6, 2015. The remaining shares will vest on a monthly basis at 1/48 of the full award until the fourth anniversary of the date of grant, at which time they will be fully vested.

Employment or severance agreements
In 2013, we entered into new employment agreements with Mr. Palay and Dr. Palay. Each employment agreement has similar provisions. Pursuant to the employment agreements, Mr. Palay and Dr. Palay have agreed to certain confidentiality, non-competition and non-solicitation restrictions for our benefit. Under the employment agreements, we agreed to pay each a base salary of $475,000 in 2013 with an annual opportunity for increase (in 2014, Mr. Palay and Dr. Palay received base salaries of $522,500 each), that each shall be eligible for an annual target bonus and to reimburse them for premiums paid for health insurance coverage for themselves and their families. The agreement also provides that they are eligible for equity awards and will participate in certain other welfare and retirement benefits, all at a level comparable to our other senior executives. We further agreed to reimburse each for their legal fees incurred in connection with negotiating the agreements and the review and negotiation of related documents.
While each agreement with Mr. Palay and Dr. Palay ends December 31, 2015, each agreement is automatically renewed annually thereafter unless 90 days’ written notice is provided by us or the executive. The agreements provide for severance benefits in the event the executive’s employment is terminated, either by us other than for “cause” or by him for “good reason”, due to disability, or in the event we decide not to renew the employment agreement. The severance benefit is, in general, equal to two times the sum of (i) the executive’s then annual base salary, (ii) the target bonus amount for the calendar year of the termination, and (iii) the cost of monthly health insurance premiums for one year. In addition, the executive is entitled to a prorated annual bonus for the year of termination and accelerated vesting of all equity awards granted during or prior to 2013, with all stock options to remain exercisable for five years from the date of termination if termination occurs during the first two years of the agreement, or three years if the date of termination occurs thereafter. In no event, however, will an option expire later than its original term. If such a termination occurs within one year after a change in control, or if we terminate an executive’s employment in the 90-day period prior to a change in control, the severance benefit would be a three times benefit instead of a two times benefit, but only if the termination occurs during the first three years of the agreement. Thereafter, it reverts to a two times benefit. The previously described severance benefits are payable within 60 days of an employment termination and are conditioned upon the executive executing, and not revoking, a release for our benefit.
In 2008, we entered into employment agreements with Mr. Parker and Dr. Nuwaysir whereby we agreed to employ each executive and they, in turn, agreed to certain nondisclosure and non-solicitation restrictions for our benefit. The employment agreement we entered into in 2008 with Mr. Parker does not contain any severance protection in the event his employment is terminated. The employment agreement we entered into with Dr. Nuwaysir in 2008 does provide for severance benefits in the event his employment is terminated, either by us other than for “cause” or by him for “good reason,” if the termination occurs within the one-year period following a “change in control” of the Company. The severance benefit is equal to his annual base salary and the target bonus amount for the calendar year of the termination, both payable within 30 days of the termination, conditioned upon his execution of a release for our benefit.
In 2014, we increased the annual base salaries of Mr. Palay and Dr. Palay to $522,500 and annual base salaries of Dr. Nuwaysir and Mr. Parker to $412,500, effective as of January 1, 2014.
We adopted an annual cash bonus program for 2014. The compensation committee has established performance objectives and corresponding bonus opportunities for the executive officers for fiscal 2014 performance under this program. The target awards established under this program for Mr. Palay and Dr. Palay were equal to 50% of their annual base salary and for Dr. Nuwaysir and Mr. Parker, the target bonus awards were equal to 40% of their annual base salary.
Equity incentive plans
2013 equity incentive plan
Our board of directors adopted and the shareholders approved the 2013 equity incentive plan, which permits us to provide compensation alternatives such as stock options, restricted stock awards, restricted stock unit awards, deferred stock awards and performance share awards, using or based on our common stock. Subject to the terms of the plan, our compensation committee administers the 2013 equity incentive plan and has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants and to determine the specific terms and conditions of each award.
Authorized shares-As of December 31, 2014, we had 148,026 shares of our common stock reserved for the issuance of awards under the 2013 equity incentive plan, which may be treasury stock or authorized but unissued stock. On January 1, 2015, in accordance with the plan, the number of shares reserved for issuance of awards under the plan increased by an amount equal to 4% of our outstanding shares as of December 31, 2014, or 632,560 shares. On January 1 of each of 2016 and 2017, the number of shares reserved under the plan increases by 4% of our outstanding shares as of December 31 of the immediately preceding fiscal year.
Persons holding unexercised options, restricted stock units, or deferred stock have no rights as shareholders with respect to such options, restricted stock units, or deferred stock. Except as otherwise provided by the committee, no dividends, distributions, or dividend equivalents will be made with respect to options, restricted stock units, or deferred stock.

Participants-If the employment of a participant terminates, or service to us by any non-employee participant terminates, other than due to the participant’s death or disability or certain terminations following a change of control, all unvested awards held by such participant (except as otherwise provided in the related award agreement) will immediately terminate. Vested option awards, to the extent unexercised, will terminate 90 days after a participant’s termination of employment or service and will be exercisable during the 90-day period, unless the award agreement provides otherwise.
All awards, to the extent vested but unexercised, will terminate one year after such termination of employment or service, and will be exercisable during the one-year period, unless otherwise determined by the committee.
If the employment of a participant terminates, or service to us by any non-employee participant terminates, due to death or following a participant’s disability, all unvested awards then held by the participant (except as otherwise provided in the related award agreement) will become vested, and all option awards to the extent vested but unexercised will terminate one year after such termination of employment or service, and will be exercisable during the one-year period, unless the award agreement provides otherwise.
Notwithstanding the foregoing, if a participant’s termination of employment or services is a termination for cause, as defined in the plan, to the extent any award is not effectively exercised or has not vested prior to such termination, it will lapse or be forfeited immediately upon such termination. In all events, an award will not be exercisable after the end of its term as set forth in the related award agreement.
Change in control-If, within twelve months following the date on which we experience a change in control, a participant’s employment terminates without cause, including a voluntary termination of employment for good reason, all unvested awards then held by the participant will become vested, except as otherwise determined by the committee or when an award is subject to a performance goal. When an award is subject to achievement of a performance goal, the achievement of the performance goal will be deemed satisfied at target performance level upon a change in control and the award will continue to vest based upon the time-based service vesting criteria, if any, contained in the award, except as may otherwise be determined by the committee. Furthermore, for awards subject to a performance goal, if, within twelve months following the date on which we experience a change in control, a participant’s employment is terminated without cause, including a voluntary termination employment for good reason, then any time-based service vesting criteria will be deemed satisfied upon the termination, except as otherwise determined by the committee.
401(k) plan-We sponsor a defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code. Each participant is fully vested in his or her contributions and the investment earnings on those contributions. The plan allows for Company matching contributions, but does not require them. Our total contribution to the plan in 2013 and 2014 was $53,000 and $63,000, respectively. Participants must generally be employed on the last day of the plan year and have completed one thousand hours of service to be eligible for and vest in a matching contribution by us.
Tax Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 for any fiscal year paid to the company’s chief executive officer and three most highly compensated executive officers in service as of the end of any fiscal year (other than the chief executive officer and chief financial officer). However, Section 162(m) also provides that qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The compensation committee does not have a policy requiring aggregate compensation to meet the requirements for deductibility under Section 162(m).

DIRECTOR COMPENSATION
2014 Director Compensation Table
Under our director compensation policy, our non-employee directors receive a $40,000 annual cash retainer. For service on a committee of the board, a non-employee director receives an additional annual cash retainer as follows: $7,500 for audit and compensation committee members and $5,000 for nominating and governance committee members. In lieu of the annual cash retainer for committee participation, each non-employee director serving as a chair of a board committee receives the following annual cash retainer: $25,000 for audit and compensation committee chairs and $15,000 for the nominating and governance committee chair. Each non-employee director also receives an annual grant of an option to purchase 7,693 shares, which will vest monthly over a one-year period from the date of grant, which is expected to be the date of our annual meeting. Prorated option grants will be made for partial years of service.

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	All other compensation (2)	Total ($)
Kenneth C. Hunt	70,292	58,978	—	129,270
Craig T. January, MD, Ph.D.	40,000	58,978	64,000	162,978
Stanley D. Rose, Ph.D.	49,456	58,978	—	108,434
Sheli Z. Rosenberg	72,160	58,978	—	131,138
James A. Thomson, VMD, Ph.D.	—	814,671	150,000	964,671
Michael J. Van Handel	69,000	58,978	—	127,978
Leonard Loventhal(3)	3,176	—	—	3,176
Susan A. Willetts	7,228	16,838	—	24,066

(1)
For a discussion of the valuation assumptions used to value the options for financial reporting purposes, see note 7 to our financial statements included in this Annual Report on Form 10-K. These amounts reflect our expense for these awards calculated in accordance with FASB ASC Topic 718 and do not correspond to the actual value that may be recognized by the directors. As of December 31, 2014, the aggregate number of shares of common stock subject to options held by the non-employee directors was as follows: Mr. Hunt - 32,892; Dr. January - 58,021; Dr. Rose - 52,892; Ms. Rosenberg - 16,503; Dr. Thomson - 455,387; Mr. Van Handel - 28,277; and Ms. Willetts - 3,836.

(2)
As described above under “Related Party Transactions” certain of our non-employee directors received cash consulting fees in 2014. The amounts in this column consist of cash payments for these consulting services.

(3)	Mr. Loventhal resigned as a director, effective January 23, 2014.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During 2014, our compensation committee consisted of Mr. Hunt, Ms. Rosenberg, Dr. Rose and Mr. Loventhal. Mr. Loventhal served on the compensation committee until he resigned as a director effective January 23, 2014. Mr. Hunt previously served as one of our officers until March 24, 2011. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Item 12. Security ownership of certain beneficial owners and management and related stockholder matters
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth certain information as of December 31, 2014 regarding shares outstanding and available for issuance under our existing equity compensation plans, each listed below:

•	2008 Equity Incentive Plan; and

•	2013 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2) (3)
Equity compensation plans approved by security holders	2,759,770	$10.72	148,026
Equity compensation plans not approved by security holders	—	—	—
Total	2,759,770	$10.72	148,026

(1)	Prior to our initial public offering, we granted awards under our 2008 Equity Incentive Plan. Following our initial public offering, we granted awards under our 2013 Equity Incentive Plan.
(2)	No further equity awards are authorized under our 2008 Equity Incentive Plan.
(3)	In accordance with the terms of our 2013 Equity Incentive Plan, the number of shares authorized for issuance under the plan increased by 632,560 shares on January 1, 2015.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following tables set forth certain information with respect to the beneficial ownership of our common stock as of March 18, 2015 for:

•	each shareholder known by us to be the beneficial owner of more than 5% of our capital stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all of the capital stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 15,814,008 shares of capital stock outstanding at March 18, 2015. In computing the number of shares of common stock beneficially owned by a person, we deemed to be outstanding all shares of common stock subject to options held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 18, 2015, all shares subject to warrants issued in respect of the Tranche 1 loans under our Credit Agreement held by that person or entity and all options granted upon consummation of our initial public offering. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Cellular Dynamics International, Inc., 525 Science Drive, Madison, Wisconsin 53711.
The following table lists as of March 18, 2015 (except as noted below) information as to the persons believed by us to be beneficial owners of more than 5% of our outstanding common stock:

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Sixth Floor Investors LP 3555 Timmons Lane Houston, Texas 77027	2,118,695 (2)	13.4%
Hampshire Trust LLC 300 North Dakota Avenue Sioux Falls, South Dakota 57104	1,693,084 (3)	10.7%
James A. Thomson 525 Science Drive Madison, WI 53711	1,327,076 (4)	8.2%
Wasatch Advisors, Inc. 505 Wakara Way Salt Lake City, Utah 84108	1,046,366 (5)	6.6%
EGI-Fund (08-10) Investors, L.L.C. and EGI-Fund (11-13) Investors, L.L.C 2 North Riverside Plaza, Suite 600 Chicago, Illinois 60606	982,144 (6)	6.2%

(1)	Based on 15,814,008 shares of common stock outstanding as of March 18, 2015.
(2)
This information is based on a Schedule 13D/A filed on January 24, 2014 on behalf of Sixth Floor Investors LP, 8-26-22 GP LLC and Texas 8-26-22 Trust 2. According to this Schedule 13D/A, these reporting persons have shared voting and dispositive power over all 2,118,695 shares held.

(3)
This information is based on a Schedule 13G filed on January 23, 2014 on behalf of Hampshire Trust LLC. According to this Schedule 13G, these shares are held in trusts for which Hampshire Trust LLC serves as trustee and the five officers of Hampshire Trust LLC share voting and dispositive power over all 1,693,084 shares held.

(4)
This information is based on a Schedule 13G/A filed on February 24, 2015. According to this Schedule 13G/A, these shares are owned by James A. Thomson and Mr.  Thomson has sole voting and sole dispositive power and is deemed to be the beneficial owner with respect to all 1,327,076 shares held.

(5)
This information is based on a Schedule 13G filed on February 17, 2015. According to this Schedule 13G, these securities are owned by Wasatch Advisors, Inc., which has sole voting and sole dispositive power and is deemed to be the beneficial owner with respect to all 1,046,366 shares held.

(6)
This information is based on a Schedule 13D filed on January 24, 2014 on behalf of EGI-Fund (08-10) Investors, L.L.C., EGI-Fund (11-13) Investors, L.L.C., and Chai Trust Company, LLC. According to this Schedule 13D, these reporting persons have shared voting and dispositive power over all 982,144 shares held.

SECURITY OWNERSHIP OF MANAGEMENT
The following table lists as of March 18, 2015 (except as noted below) information as to each of the directors and executive officers of the Company and all of the directors and executive officers as a group:

Name of beneficial owner	Common stock beneficially owned	Percent of class
Robert J. Palay(1)	1,075,802	6.6%
Thomas M. Palay, Ph.D.(1)	1,075,802	6.6%
Emile F. Nuwaysir, Ph.D.(2)	275,692	1.7%
Christopher Parker(3)	203,897	1.3%
Kenneth C. Hunt(4)	114,477	*
Craig T. January, MD, Ph.D.(5)	134,348	*
Stanley D. Rose, Ph.D.(6)	94,371	*
Sheli Z. Rosenberg (7)	289,935	1.8%
James A. Thomson, VMD, Ph.D.(8)	1,237,076	8.2%
Michael J. Van Handel(9)	126,960	*
Susan A. Willetts(10)	3,836	*
All executive officers and directors as a group (14 persons) (11)	4,249,139	26.2%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of our common stock.
(1)
Includes 391,636 shares of common stock issuable pursuant to stock options. Also includes 684,166 shares that are held through a family limited liability company, over which Mr. Palay and Dr. Palay share voting and dispositive power but disclaim beneficial ownership of such shares except to the extent that each has a pecuniary interest therein.

(2)	Includes 275,692 shares of common stock issuable pursuant to stock options.
(3)	Includes 203,897 shares of common stock issuable pursuant to stock options.
(4)	Includes 32,892 shares of common stock issuable pursuant to stock options.
(5)
Includes 58,021 shares of common stock issuable pursuant to stock options. Also includes 76,327 shares of common stock held by the January Family, LLC. Dr. January is the sole manager of the January Family, LLC and has sole voting and investment power over the shares that the LLC owns.

(6)	Includes 52,892 shares of common stock issuable pursuant to stock options.
(7)	Includes 16,503 shares of common stock issuable pursuant to stock options.
(8)	Includes 455,387 shares of common stock issuable pursuant to stock options.
(9)	Includes 28,277 shares of common stock issuable pursuant to stock options.
(10)	Includes 3,836 shares of common stock issuable pursuant to stock options.
(11)	Includes 2,334,704 shares of common stock issuable pursuant to stock options and 153 shares of common stock issuable pursuant to warrants.
On January 21, 2014, the managers and general partners of each of the Tactics II entities that were shareholders of the Company caused those entities to make liquidating distributions of all of the shares of our common stock they held to their members or limited partners. These liquidating distributions were made pursuant to previously disclosed plans adopted pursuant to Rule 10b5-1 under the Exchange Act. On May 9, 2014, the Tactics II entities that made loans to the Company under the Credit Agreement distributed the warrants that they held to their members who participated in those loans. Certain of our directors were investors in one or more of the Tactics II entities and/or the managers and general partners of those entities and received shares of our common stock in connection with the liquidating distribution and one of our executive officers was an investor in one of the Tactics II entities and received a warrant in connection with the distribution of warrants, and their share and warrant ownership as a result of the distributions is reflected in the above table.
CHANGE IN CONTROL
Pursuant to an Offer to Purchase dated April 3, 2015 (the “Offer to Purchase”), Badger Acquisition Corporation, a Wisconsin corporation (“Purchaser”) and a wholly-owned subsidiary of FUJIFILM Holdings Corporation, a corporation organized under the laws of Japan (“Parent”) has offered to purchase any and all of the outstanding shares of the Company’s common stock upon the terms and subject to the conditions set forth in the Offer to Purchase and the related letter of transmittal (which, together with the Offer to Purchase, constitutes the “Offer”).
The Offer is being made pursuant to an Agreement and Plan of Merger, dated as of March 30, 2015 (as amended or modified from to time, the “Merger Agreement”), by and among the Company, Parent and Purchaser. The Merger Agreement provides that, following the completion of the Offer and subject to the satisfaction or, if permissible, waiver of the other conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”). At the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares held in the treasury of the Company, shares owned of record by any wholly-owned subsidiary of the Company, shares owned of record by Parent, Purchaser or any of their respective wholly-owned subsidiaries and shares held by shareholders who properly exercise dissenters’ rights under the Wisconsin Business Corporation Law, if available) will automatically be cancelled and converted into the right to receive $16.50 in cash, without interest, less any applicable withholding taxes. As a result of the Merger, the all shares of the Company’s common stock will cease to be publicly traded, and the Surviving Corporation will become a wholly-owned subsidiary of Parent.
Certain shareholders of the Company, including certain executive officers and all members of the Board (in their capacity as shareholders of the Company), entered into Tender and Support Agreements (the “Tender and Support Agreements”) with Parent and Purchaser concurrently with the execution and delivery of the Merger Agreement. On the terms and subject to the conditions of the Tender and Support Agreements, among other things, these individuals agreed to tender all shares of the Company’s common stock owned of record and beneficially by them, together with any other shares as to which the individual acquires record and beneficial ownership after the date of the Tender and Support Agreement and prior to the earlier of the Effective Time and the termination of all of the individual’s obligations under the Tender and Support Agreement, and to vote such shares in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby at any special meeting of Company shareholders called for that purpose.
Item 13. Certain relationships and related transactions, and director independence
TRANSACTIONS AND RELATIONSHIPS
Related party transactions
In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Executive Compensation” and "Director Compensation," the following is a description of transactions since January 1, 2014 to which we have been a party, in which the amount involved exceeded or will exceed $120,000 within any fiscal year and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or entities affiliated with them had or will have a direct or indirect material interest.
Our board of directors has adopted a written related party transaction policy setting forth the policies and procedures for the review and approval or ratification of related party transactions. The policy covers any transactions, arrangements or relationships, or any series of similar transactions, arrangements or relationships, in which we are to be a participant and our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, as determined by the audit committee of our board of directors. Related party transactions include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness to or from the related party and guarantees of indebtedness or employment of a related party by us. All related party transactions must be presented to our audit committee for review, consideration and approval, provided, however, the audit committee is not responsible for reviewing and approving related party transactions that are reviewed and approved by another independent body of the board of directors. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.
Other than the March 2014 option grant to Dr. Thomson, all related party transactions described in this section occurred prior to the effectiveness of this policy and, therefore, were not subject to the approval and review procedures set forth in the policy. However, these transactions were reviewed and approved by the disinterested members of our board of directors since the implementation of the policy.
Credit agreement and warrant issuances
On June 27, 2013, we entered into a term loan credit agreement (the “Credit Agreement”) with Sixth Floor Investors LP (“Sixth Floor”), as administrative agent, and the other lenders party thereto (the “Lenders”). Sixth Floor and Nicholas J. Seay, an officer of the Company, are shareholders of the Company and Lenders and certain other Lenders, including Tactics II-CDI Series B Investors, LLC, Tactics II-CDI Series B Investors II, LLC, and Tactics II-CDI Series B Investors III, LLCs were shareholders of the Company until January 2014. Prior to entering into the Credit Agreement with the Lenders, the Company received proposed terms for debt arrangements on substantially similar terms from third-party financing sources. The transaction was approved by the disinterested members of our board of directors.
As of January 24, 2014, Sixth Floor owned approximately 13.4% of our common stock. In connection with $12.0 million incurred under the Credit Agreement, each of the Lenders received a promissory note and a warrant to purchase shares of our common stock immediately prior to the consummation of our initial public offering. During 2014, we paid an aggregate of $1,034,000 in interest at the rate of 8.5% on the promissory notes. Since January 1, 2015 and prior to March 30, 2015, we paid an aggregate of $165,000 in interest and $800,000 in principal. On March 30, 2015, we paid off the loans under the Credit

Agreement, paying the remaining principal balance under the Credit Agreement of $11.2 million and $79,000 in interest, along with an exit fee of $600,000 and an early prepayment premium of $224,000.
The following table summarizes the original principal amount of loans and the shares issuable pursuant to warrants held by our executive officers and holders of more than 5% of our capital stock in respect of loans outstanding under the Credit Agreement. As discussed above, all loans under the Credit Agreement have been paid in full. Although neither Mr. Robert J. Palay nor Dr. Thomas M. Palay has an economic interest in the loans under the Credit Agreement, the loans held by the Tactics II entities listed in the following table were under the control of Mr. Robert J. Palay and Dr. Thomas M. Palay as managers of the managers of these entities.

Name	Principal amount of loan	Warrant shares
Sixth Floor Investors LP(1)	11,581,867	27,413
Tactics II-CDI Series B Investors, LLC(2)	95,320	—
Tactics II-CDI Series B Investors II, LLC(3)	88,862	—
Tactics II-CDI Series B Investors III, LLC(4)	85,085	—
Nicholas J. Seay(5)	28,600	68
Anna M. Geyso(6)	—	85

(1)	Leonard Loventhal is an officer of 8-26-22 GP LLC, the general partner of Sixth Floor Investors LP and was a member of our board of directors until his resignation on January 23, 2014.
(2)
Each of Robert J. Palay and Thomas M. Palay is a member and manager of Tactics II-CDI Series B Manager, LLC, which is a member and manager of Tactics II-CDI Series B Investors, LLC. Neither had an economic interest in the loans under the Credit Agreement.

(3)
Each of Robert J. Palay and Thomas M. Palay is a member and manager of Tactics II-CDI Series B Manager II, LLC, which is a member and manager of Tactics II- CDI Series B Investors II, LLC. Neither had an economic interest in the loans under the Credit Agreement.

(4)
Each of Robert J. Palay and Thomas M. Palay is a member and manager of Tactics II-CDI Series B Manager III, LLC, which is a member and manager of Tactics II- CDI Series B Investors III, LLC. Neither had an economic interest in the loans under the Credit Agreement.

(5)	Nicholas J. Seay is our Vice President and Chief Technology Officer.
(6)
Anna M. Geyso is our Senior Vice President, General Counsel and Secretary. Ms. Geyso had an economic interest in $35,770 in aggregate original principal amount of the loans under the Credit Agreement held by Tactics II - CDI Series B Investors, LLC.

Consulting agreement with Dr. James A. Thomson
We entered into a Consulting Agreement with Dr. Thomson dated December 19, 2008. Under the consulting agreement, Dr. Thomson has agreed to provide and has provided us with advice and assistance regarding our research, experimental and development activities and other services as we and Dr. Thomson from time to time agree. Dr. Thomson also has agreed to assign to us any inventions that he develops during the term of the consulting agreement and while working at our facilities as a consultant for us or while using certain of our assets. Under the consulting agreement, we paid Dr. Thomson a total of $150,000 for 2014 and we expect to pay up to approximately this amount under the agreement for each year that the consulting agreement remains in effect. Dr. Thomson is one of our founders and a member of our board of directors.
We entered into an amendment to the consulting agreement with Dr. Thomson on May 7, 2013. The amended consulting agreement has a term that expires on July 30, 2015. This amended consulting agreement amended the services to be provided by Dr. Thomson and included Dr. Thomson’s undertaking to assist us to effect a license or assignment to us of certain intellectual property that he co-invented. On March 6, 2014, the compensation committee approved the grant to Dr. Thomson of an option to purchase 90,000 shares at an exercise price of $15.46 per share subject to a further extension of the term of his amended consulting agreement. The option vests over a four-year period.
Transactions and relationships with certain individuals
The following is a summary of certain transactions and relationships that were considered by the board of directors under the NASDAQ independence definitions in determining the independence of our directors.

Consulting agreement with Dr. Craig T. January
We entered into a Consulting Agreement with Dr. January dated December 19, 2008. The consulting agreement has a term of an indefinite duration that started December 19, 2008 and will continue until we or Dr. January would terminate the agreement upon 14 days’ notice of termination given to the other party. Under the consulting agreement, Dr. January has agreed to provide and has provided us with advice and assistance regarding our research, experimental and development activities and other services as we and Dr. January from time to time agree. Dr. January also has agreed to assign to us any inventions that he develops during the term of the consulting agreement and while working as a consultant for us or while using certain of our assets. Under the consulting agreement, we paid Dr. January a total of $64,000 for 2014 and we expect to pay up to a similar amount under the agreement for each year that the consulting agreement remains in effect.
Consulting agreement with Dr. Stanley D. Rose
We entered into a Consulting Agreement with Dr. Rose dated October 18, 2010. We terminated the consulting agreement in November, 2014 and Dr. Rose did not receive any compensation under the consulting agreement during 2014. Prior to its termination, under the consulting agreement Dr. Rose agreed to provide us with advice and assistance regarding our product and business development activities and other services as our CEO and Dr. Rose from time to time agreed. Dr. Rose also agreed to assign to us any inventions that he developed during the term of the consulting agreement in connection with his provision of consulting services to us or while using certain of our assets.
Mr. Hunt served as an officer of the Company
Mr. Hunt served as secretary of the Company until March 24, 2011. He received no compensation for his service as secretary.
Amended and restated registration rights agreement
We entered into a registration rights agreement with certain holders of our capital stock that provides for certain rights relating to the registration of their shares under the Securities Act. These shares and the shares issuable upon exercise of the warrants are referred to as registrable securities. The holders of these registrable securities possess registration rights pursuant to the terms of our Fourth Amended and Restated Registration Rights Agreement dated as of November 1, 2012, as amended (the “Registration Rights Agreement”) and are described in additional detail below.
Demand registration rights. Under the Registration Rights Agreement, the holders of a majority of the registrable securities may, on not more than two occasions, request that we register all or a portion of their shares. Such request for registration must cover that number of shares with an anticipated aggregate offering price to the public, net of underwriting discounts and commissions, of at least $5.0 million. We will then be obligated to provide the holders of registrable securities with notice of such registration request within 30 days of the request and to use our reasonable best efforts to effect the registration of the registrable securities under the Securities Act. We may postpone the filing of a registration statement for up to 180 days once in a 12-month period if in the good faith judgment of our board of directors such registration would be materially detrimental to us or it would materially interfere with any material transaction involving us, and we are not required to effect the filing of a registration statement during the period beginning 60 days prior to our good faith estimate of the date of the filing of, and ending on a date 180 days following the effective date of, a registration statement pertaining to a public offering of our securities.
Piggyback registration rights. If we register any of our securities for public sale, the holders of registrable securities will be entitled to certain “piggyback” registration rights allowing the holders to include their shares in such registration, other than with respect to a registration related to employee benefit plans or corporate reorganizations or other transactions under Rule 145 of the Securities Act, subject to certain marketing and other limitations.
Form S-3 registration rights. Any holder of registrable securities may make a request that we register their shares on Form S-3 if we are qualified to file a registration statement on Form S-3 and if the aggregate price of the public is equal to or would exceed $1.0 million. These shareholders may make an unlimited number of requests for registration on Form S-3. However, we will not be required to effect a registration on Form S-3 during the period starting with the filing of and ending on the date six months following the effective date of a registration statement pertaining to a public offering. We are also not obligated to effect any such registration if within 30 days of receipt of the holder’s request, we deliver a certificate executed by the Chairman of our board of directors indicating that we are engaged or have fixed plans to engage within 30 days in a firm commitment underwritten public offering of common stock in which registrable securities holders may include such securities. We may postpone the filing of a registration statement for up to 180 days once in a 12-month period if in the good faith judgment of our board of directors it would be materially detrimental to us or it would materially interfere with any material transaction involving us.
The registration rights described above will expire, with respect to any particular shareholder, on the earlier of July 30, 2018, and on the first date when the holders and affiliates may sell the registrable securities under Rule 144 of the Securities Act during any 90-day period.
Sixth Floor letter agreement
In consideration of the consent of Sixth Floor to terminate the Fifth Amended and Restated Shareholders Agreement dated as of November 1, 2012, by and among the Company, and the individuals and entities who executed a counterpart signature page thereto, as amended, the Company entered into a Letter Agreement with Sixth Floor dated July 15, 2013 (the “Letter Agreement”). Under the Letter Agreement, so long as Sixth Floor remained a beneficial owner of at least 10% of the Company’s outstanding common stock, it had the right to designate a nominee for election to the Company’s board of directors. Upon such nomination, the Company was obligated to use its best efforts to cause its board of directors to nominate and recommend to the shareholders the election of Sixth Floor’s nominee. The designee initially designated under the Letter Agreement was Leonard J. Loventhal, who was a Class III director upon the effectiveness of our Sixth Amended and Restated Articles of Incorporation. Subject to applicable laws, rules and regulations, including the NASDAQ listing standards, each committee of our board of directors was also required to include the director designated pursuant to the Letter Agreement. Notwithstanding the Letter Agreement, Sixth Floor determined that the audit committee need not include Mr. Loventhal. On January 23, 2014, Sixth Floor delivered a letter to the Company pursuant to which it irrevocably renounced the right to designate such a nominee and released the Company from all of its obligations under the Letter Agreement.
Indemnification agreements
We have entered into indemnification agreements with each of our directors. The indemnification agreements and our amended and restated bylaws require us to indemnify our directors to the fullest extent permitted by Wisconsin law.
BOARD INDEPENDENCE
The Company’s board of directors currently consists of nine members. The board of directors has determined that the majority of the current directors are independent as defined for companies trading on NASDAQ. The independent directors serving on our board of directors as of the date of this Annual Report on Form 10-K include Mr. Kenneth C. Hunt, Dr. Craig T. January, Dr. Stanley D. Rose, Ms. Sheli Z. Rosenberg, Mr. Michael J. Van Handel and Ms. Susan A. Willetts. During 2014, Leonard Loventhal also served as an independent director.

Item 14. Principal accountant fees and services
FEES PAID TO DELOITTE & TOUCHE LLP.
The aggregate fees billed for professional services by Deloitte & Touche LLP (“Deloitte”) during fiscal 2014 and fiscal 2013 were approximately as follows:

Type of Fees	Fiscal 2014	Fiscal 2013
Audit Fees	$400,961	$1,128,431
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$400,961	$1,128,431
In the above table, “audit fees” are fees we paid Deloitte for professional services for the audit of our annual financial statements and the review of quarterly financial statements, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no fees paid for audit-related services, tax-related services or other services in fiscal 2014 or fiscal 2013.
The audit committee pre-approves all audit and non-audit work, including tax compliance and tax consulting, performed by Deloitte. Following our initial public offering in 2013, all audit and non-audit services provided by Deloitte were pre-approved by the audit committee. Prior to our initial public offering, except for non-audit services relating to our application for a federal tax credit under the Qualifying Therapeutic Discovery Project program that were provided in 2010, all audit and non-audit services provided by Deloitte were pre-approved by the board of directors.
In performing all of the functions described above, the audit committee acts only in an oversight capacity. The audit committee may not complete its reviews of the matters described above prior to our public announcements of financial results and, necessarily, in its oversight role, the audit committee relies on the work and assurances of the Company’s management, which has the primary responsibility for the Company’s financial statements and reports and internal control over financial reporting, and of the independent auditors, who, in their report, express an opinion on the conformity of the Company’s annual financial statements to accounting principles generally accepted in the United States.
Part IV
Item 15. Exhibits and financial statement schedules
(a) The following documents are filed as part of this report:

1.
Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Annual Report on Form 10-K in Item 8, titled “Financial Statements and Supplementary Data.”

2. Financial Statement Schedules: Not required.
3. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Articles of Incorporation of Registrant.	10-Q	3.1	August 29, 2013
3.2	Amended and Restated Bylaws of Registrant.	10-Q	3.2	August 29, 2013
4.1	Form of Registrant’s common stock certificate.	S-1	4.1	June 3, 2013

4.2	Fourth Amended and Restated Registration Rights Agreement, dated November 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	4.2	June 3, 2013
4.3	First Amendment to Fourth Amended and Restated Registration Rights Agreement by and among Registrant and certain security holders of Registrant.	10-Q	4.3	November 12, 2013
4.4	Reserved.
4.5	Reserved.
4.6	Form of Tranche 1 warrant to purchase shares of Series B preferred stock (included in Exhibit 10.55).	S-1	4.6	June 3, 2013
4.7	Form of Note (included in Exhibit 10.55).	S-1	4.7	June 3, 2013
10.1#	Form of Executive Officer Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.1	June 3, 2013
10.2#	Form of Director Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.2	June 3, 2013
10.3	Form of Consultant Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.3	June 3, 2013
10.4#	Form of Employee Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.4	June 3, 2013
10.5#	2008 Equity Incentive Plan.	S-1	10.5	June 3, 2013
10.6#	2013 Equity Incentive Plan.	S-1	10.6	June 3, 2013
10.7#	Consulting Agreement dated December 19, 2008 by and between Registrant and James A. Thomson.	S-1	10.7	June 3, 2013
10.8#	Consulting Agreement dated December 19, 2008 by and between Registrant and Dr. Craig T. January.	S-1	10.8	June 3, 2013
10.9#	Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated March 4, 2014.	10-Q	10.48.1	May 5, 2014
10.10	Amendment dated May 30, 2014 to the Master Laboratory Services Agreement dated November 22, 2010 by and between Cellular Dynamics International, Inc. and Eli Lilly and Company.	8-K	10.1	June 4, 2014
10.11#	Employment Agreement dated December 12, 2008 by and between Registrant and Christopher Parker.	S-1	10.11	June 3, 2013
10.12#	Employment Agreement dated December 19, 2008 by and between Registrant and Dr. Emile F. Nuwaysir.	S-1	10.12	June 3, 2013
10.13	Form of Indemnification Agreement by and between Registrant and each of its directors.	S-1	10.13	June 3, 2013
10.14#	Employment Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.1	July 15, 2014
10.15#	Stock Option Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.2	July 15, 2014
10.16	Lease Agreement dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.16	June 3, 2013
10.17	Amendment to Lease dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.17	June 3, 2013
10.18	Amendment to Lease dated August 1, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.18	June 3, 2013
10.19	Amendment to Lease dated June 1, 2007 by and between Registrant and University Research Park, Incorporated.	S-1	10.19	June 3, 2013
10.20	Amendment to Lease dated June 1, 2008 by and between Registrant and University Research Park, Incorporated.	S-1	10.20	June 3, 2013
10.21	Amendment to Lease dated May 15, 2010 by and between Registrant and University Research Park, Incorporated.	S-1	10.21	June 3, 2013
10.22	License and Services Agreement dated September 27, 2012 by and between Registrant and The Buck Institute for Research on Aging.	S-1	10.22	June 3, 2013
10.23†	Supply Agreement effective as of May 18, 2010 by and between Registrant and SmithKline Beecham d/b/a GlaxoSmithKline.	S-1	10.23	June 3, 2013
10.24†	Supply Agreement effective as of July 6, 2010 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.24	June 3, 2013
10.25(a)	First Amendment to Supply Agreement dated June 13, 2012 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(a)	June 3, 2013
10.25(b)†	Second Amendment to Supply Agreement dated April 24, 2013 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(b)	June 3, 2013

10.26†	Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.26	June 3, 2013
10.27†	First Amendment to Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.27	June 3, 2013
10.28#	Employment Agreement dated as of January 9, 2015 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.1.1	January 13, 2015
10.29	Assignment from iPS Academia to iPS Portal.	10-K	10.29	March 5, 2015
10.30	Reserved.
10.31#	Nonstatutory Stock Option Agreement dated October 18, 2010 by and between Registrant and James Thomson.	S-1	10.31	June 3, 2013
10.32#	Letter Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.32	June 3, 2013
10.33#	Employment Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.33	June 3, 2013
10.34#	Patent Assignment dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.34	June 3, 2013
10.35#	Nonstatutory Stock Option Agreement dated December 20, 2011 by and between Registrant and James Thomson.	S-1	10.35	June 3, 2013
10.36#	Amendment to Letter Agreement dated December 20, 2011 by and between Registrant and James A. Thomson.	S-1	10.36	June 3, 2013
10.37†	Supply and Distribution Agreement dated June 12, 2012 by and between Registrant and Life Technologies Corporation.	S-1	10.37	June 3, 2013
10.38†	First Amendment to Supply and Distribution Agreement dated February 27, 2013 by and between Registrant and Life Technologies Corporation.	S-1	10.38	June 3, 2013
10.39†	Non-Exclusive License Agreement dated May 6, 2010 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.39	June 3, 2013
10.40†	Exclusive License Agreement dated March 23, 2009 by and between Registrant and Indiana University Research and Technology Corporation.	S-1	10.40	June 3, 2013
10.41†	License Agreement dated June 6, 2012 by and between Registrant and Wisconsin Alumni Research Foundation.	S-1	10.41	June 3, 2013
10.42†	Master Laboratory Services Agreement dated November 22, 2010 by and between Registrant and Eli Lilly and Company.	S-1	10.42	June 3, 2013
10.43†	Addendum to Master Laboratory Services Agreement dated June 21, 2012 by and between Registrant and Eli Lilly and Company.	S-1	10.43	June 3, 2013
10.44†	Hepatocyte Collaborative Research Agreement dated May 16, 2011 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.44	June 3, 2013
10.45†	Centre of Excellence Agreement dated December 3, 2012 by and between Registrant and AstraZeneca UK Limited.	S-1	10.45	June 3, 2013
10.46#	Annual Incentive Cash Compensation Plan.	S-1	10.46	June 3, 2013
10.47#	Non-employee Director Compensation Policy.	S-1	10.47	June 3, 2013
10.48#	Form of Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated May 7, 2013.	S-1	10.48	June 3, 2013
10.49.1#	Employment Agreement by and between Registrant and Robert J. Palay.	10-Q	10.49.1	November 12, 2013
10.49.2#	Employment Agreement by and between Registrant and Thomas M. Palay.	10-Q	10.49.2	November 12, 2013
10.50#	Form of Stock Option Agreement between Registrant and Chief Executive Officer and Chairman and President and Vice Chairman (2013 Equity Incentive Plan).	S-1	10.50	June 3, 2013
10.51#	Form of Executive Officer Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.51	June 3, 2013
10.52#	Form of Director Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.52	June 3, 2013
10.53#	Form of Stock Option Agreement between Registrant and James A. Thomson (2013 Equity Incentive Plan).	S-1	10.53	June 3, 2013
10.54	Amendment to Lease dated May 6, 2013 by and between Registrant and University Research Park, Incorporated.	S-1	10.54	June 3, 2013
10.55	Credit Agreement dated as of June 27, 2013 among Cellular Dynamics International, Inc., as the Company, the various lenders party thereto, as Lenders, and Sixth Floor Investors LP, as the Administrative Agent.	S-1/A	10.55	July 1, 2013
10.56	Reserved.

10.57†	iPSC Derivation Agreement dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.1	November 4, 2013
10.58†	Notice Of Grant Award dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.2	November 4, 2013
10.59††	Services Agreement dated as of December 1, 2013 by and between Cellular Dynamics International, Inc. and Coriell Institute for Medical Research	10-K/A	10.59	March 11, 2014
10.60	Reserved.
23.1	Consent of Deloitte & Touche LLP	10-K	23.1	March 5, 2015
24.1	Power of Attorney	10-K	24.1	March 5, 2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101**	The following materials from Cellular Dynamics International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of operations, (iii) the Statements of shareholders' equity, (iv) the Statements of cash flows, and (v) Notes to financial statements, tagged as blocks of text.	10-K	101	March 5, 2015

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

Date: April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert J. Palay	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), and Director	April 30, 2015
Robert J. Palay

/s/ Timothy D. Daley	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2015
Timothy D. Daley

*	Director	April 30, 2015
Thomas M. Palay

*	Director	April 30, 2015
Kenneth C. Hunt

*	Director	April 30, 2015
Craig T. January

*	Director	April 30, 2015
Stanley D. Rose

*	Director	April 30, 2015
Sheli Z. Rosenberg

*	Director	April 30, 2015
James A. Thomson

*	Director	April 30, 2015
Michael J. Van Handel

*	Director	April 30, 2015
Susan A. Willetts

* - By:     /s/ Timothy D. Daley
    Timothy D. Daley
Attorney-in-fact (1)
Date: April 30, 2015

(1) - Pursuant to authority granted by powers of attorney, copies of which were previously filed.

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
3.1	Amended and Restated Articles of Incorporation of Registrant.	10-Q	3.1	August 29, 2013
3.2	Amended and Restated Bylaws of Registrant.	10-Q	3.2	August 29, 2013
4.1	Form of Registrant’s common stock certificate.	S-1	4.1	June 3, 2013
4.2	Fourth Amended and Restated Registration Rights Agreement, dated November 1, 2012, by and among Registrant and certain security holders of Registrant.	S-1	4.2	June 3, 2013
4.3	First Amendment to Fourth Amended and Restated Registration Rights Agreement by and among Registrant and certain security holders of Registrant.	10-Q	4.3	November 12, 2013
4.4	Reserved.
4.5	Reserved.
4.6	Form of Tranche 1 warrant to purchase shares of Series B preferred stock (included in Exhibit 10.55).	S-1	4.6	June 3, 2013
4.7	Form of Note (included in Exhibit 10.55).	S-1	4.7	June 3, 2013
10.1#	Form of Executive Officer Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.1	June 3, 2013
10.2#	Form of Director Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.2	June 3, 2013
10.3	Form of Consultant Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.3	June 3, 2013
10.4#	Form of Employee Stock Option Agreements (2008 Equity Incentive Plan).	S-1	10.4	June 3, 2013
10.5#	2008 Equity Incentive Plan.	S-1	10.5	June 3, 2013
10.6#	2013 Equity Incentive Plan.	S-1	10.6	June 3, 2013
10.7#	Consulting Agreement dated December 19, 2008 by and between Registrant and James A. Thomson.	S-1	10.7	June 3, 2013
10.8#	Consulting Agreement dated December 19, 2008 by and between Registrant and Dr. Craig T. January.	S-1	10.8	June 3, 2013
10.9#	Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated March 4, 2014.	10-Q	10.48.1	May 5, 2014
10.10	Amendment dated May 30, 2014 to the Master Laboratory Services Agreement dated November 22, 2010 by and between Cellular Dynamics International, Inc. and Eli Lilly and Company.	8-K	10.1	June 4, 2014
10.11#	Employment Agreement dated December 12, 2008 by and between Registrant and Christopher Parker.	S-1	10.11	June 3, 2013
10.12#	Employment Agreement dated December 19, 2008 by and between Registrant and Dr. Emile F. Nuwaysir.	S-1	10.12	June 3, 2013
10.13	Form of Indemnification Agreement by and between Registrant and each of its directors.	S-1	10.13	June 3, 2013
10.14#	Employment Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.1	July 15, 2014
10.15#	Stock Option Agreement dated as of July 10, 2014 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.2	July 15, 2014
10.16	Lease Agreement dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.16	June 3, 2013
10.17	Amendment to Lease dated April 25, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.17	June 3, 2013
10.18	Amendment to Lease dated August 1, 2006 by and between Registrant and University Research Park, Incorporated.	S-1	10.18	June 3, 2013
10.19	Amendment to Lease dated June 1, 2007 by and between Registrant and University Research Park, Incorporated.	S-1	10.19	June 3, 2013
10.20	Amendment to Lease dated June 1, 2008 by and between Registrant and University Research Park, Incorporated.	S-1	10.20	June 3, 2013
10.21	Amendment to Lease dated May 15, 2010 by and between Registrant and University Research Park, Incorporated.	S-1	10.21	June 3, 2013

10.22	License and Services Agreement dated September 27, 2012 by and between Registrant and The Buck Institute for Research on Aging.	S-1	10.22	June 3, 2013
10.23†	Supply Agreement effective as of May 18, 2010 by and between Registrant and SmithKline Beecham d/b/a GlaxoSmithKline.	S-1	10.23	June 3, 2013
10.24†	Supply Agreement effective as of July 6, 2010 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.24	June 3, 2013
10.25(a)	First Amendment to Supply Agreement dated June 13, 2012 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(a)	June 3, 2013
10.25(b)†	Second Amendment to Supply Agreement dated April 24, 2013 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.25(b)	June 3, 2013
10.26†	Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.26	June 3, 2013
10.27†	First Amendment to Distributor Agreement dated April 29, 2011 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.27	June 3, 2013
10.28#	Employment Agreement dated as of January 9, 2015 between Cellular Dynamics International, Inc. and Timothy D. Daley.	8-K	10.1.1	January 13, 2015
10.29	Assignment from iPS Academia to iPS Portal.	10-K	10.29	March 5, 2015
10.30	Reserved.
10.31#	Nonstatutory Stock Option Agreement dated October 18, 2010 by and between Registrant and James Thomson.	S-1	10.31	June 3, 2013
10.32#	Letter Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.32	June 3, 2013
10.33#	Employment Agreement dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.33	June 3, 2013
10.34#	Patent Assignment dated October 18, 2010 by and between Registrant and James A. Thomson.	S-1	10.34	June 3, 2013
10.35#	Nonstatutory Stock Option Agreement dated December 20, 2011 by and between Registrant and James Thomson.	S-1	10.35	June 3, 2013
10.36#	Amendment to Letter Agreement dated December 20, 2011 by and between Registrant and James A. Thomson.	S-1	10.36	June 3, 2013
10.37†	Supply and Distribution Agreement dated June 12, 2012 by and between Registrant and Life Technologies Corporation.	S-1	10.37	June 3, 2013
10.38†	First Amendment to Supply and Distribution Agreement dated February 27, 2013 by and between Registrant and Life Technologies Corporation.	S-1	10.38	June 3, 2013
10.39†	Non-Exclusive License Agreement dated May 6, 2010 by and between Registrant and iPS Academia Japan, Inc.	S-1	10.39	June 3, 2013
10.40†	Exclusive License Agreement dated March 23, 2009 by and between Registrant and Indiana University Research and Technology Corporation.	S-1	10.40	June 3, 2013
10.41†	License Agreement dated June 6, 2012 by and between Registrant and Wisconsin Alumni Research Foundation.	S-1	10.41	June 3, 2013
10.42†	Master Laboratory Services Agreement dated November 22, 2010 by and between Registrant and Eli Lilly and Company.	S-1	10.42	June 3, 2013
10.43†	Addendum to Master Laboratory Services Agreement dated June 21, 2012 by and between Registrant and Eli Lilly and Company.	S-1	10.43	June 3, 2013
10.44†	Hepatocyte Collaborative Research Agreement dated May 16, 2011 by and between Registrant and Hoffmann-La Roche Inc.	S-1	10.44	June 3, 2013
10.45†	Centre of Excellence Agreement dated December 3, 2012 by and between Registrant and AstraZeneca UK Limited.	S-1	10.45	June 3, 2013
10.46#	Annual Incentive Cash Compensation Plan.	S-1	10.46	June 3, 2013
10.47#	Non-employee Director Compensation Policy.	S-1	10.47	June 3, 2013
10.48#	Form of Amendment to Letter Agreement and Consulting Agreement between Registrant and James A. Thomson dated May 7, 2013.	S-1	10.48	June 3, 2013
10.49.1#	Employment Agreement by and between Registrant and Robert J. Palay.	10-Q	10.49.1	November 12, 2013
10.49.2#	Employment Agreement by and between Registrant and Thomas M. Palay.	10-Q	10.49.2	November 12, 2013
10.50#	Form of Stock Option Agreement between Registrant and Chief Executive Officer and Chairman and President and Vice Chairman (2013 Equity Incentive Plan).	S-1	10.50	June 3, 2013

10.51#	Form of Executive Officer Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.51	June 3, 2013
10.52#	Form of Director Stock Option Agreement (2013 Equity Incentive Plan).	S-1	10.52	June 3, 2013
10.53#	Form of Stock Option Agreement between Registrant and James A. Thomson (2013 Equity Incentive Plan).	S-1	10.53	June 3, 2013
10.54	Amendment to Lease dated May 6, 2013 by and between Registrant and University Research Park, Incorporated.	S-1	10.54	June 3, 2013
10.55	Credit Agreement dated as of June 27, 2013 among Cellular Dynamics International, Inc., as the Company, the various lenders party thereto, as Lenders, and Sixth Floor Investors LP, as the Administrative Agent.	S-1/A	10.55	July 1, 2013
10.56	Reserved.
10.57†	iPSC Derivation Agreement dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.1	November 4, 2013
10.58†	Notice Of Grant Award dated as of October 25, 2013 by and between the California Institute for Regenerative Medicine and Cellular Dynamics International, Inc.	8-K	10.2	November 4, 2013
10.59††	Services Agreement dated as of December 1, 2013 by and between Cellular Dynamics International, Inc. and Coriell Institute for Medical Research	10-K/A	10.59	March 11, 2014
10.60	Reserved.
23.1	Consent of Deloitte & Touche LLP	10-K	23.1	March 5, 2015
24.1	Power of Attorney	10-K	24.1	March 5, 2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101**	The following materials from Cellular Dynamics International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of operations, (iii) the Statements of shareholders' equity, (iv) the Statements of cash flows, and (v) Notes to financial statements, tagged as blocks of text.	10-K	101	March 5, 2015

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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